Form 10-Q
period 1996-03-31
FIRST CHURCH FINANCING CORP
filed 1996-05-15
CIK 863899

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-35079
               FIRST CHURCH FINANCING CORPORATION
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1996 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                             PART I
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                      For the Three Months Ended
                                       March 31,      March 31,
                                         1996           1995
Revenues:
  Interest income                      $272,057      $205,578
  Other income                           46,864        28,411
    Total revenues                      318,921       233,989
Expenses:
  Interest expense                      237,980       179,650
  Amortization of deferred issuance costs49,109        27,442
  Servicing fees                         10,422         7,655
  Other                                  12,251         7,798
    Total expenses                      309,762       222,545
Income before income taxes                9,159        11,444
Provision for income taxes                3,600         4,600
    Net income                         $  5,559      $  6,844

The accompanying notes to condensed financial statements are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                      March 31,   December 31,
                                        1996          1995
ASSETS
  Cash and cash equivalents         $     3,736   $     9,366
  Assets held by trustee                198,101       360,424
  Accrued interest receivable            84,626        71,045
  Mortgage loans held by trustee (net of
   purchase discount of $385,573 and
   $432,437, respectively)           10,613,505    11,727,624
  Deferred issuance costs               383,699       432,808
  Other assets                           14,444        16,328
    Total assets                    $11,298,111   $12,617,595
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable          $   183,652   $   276,768
  Mortgage-backed bonds payable      10,690,000    11,897,000
  Due to affiliate                        1,673           200
  Note payable to affiliate              60,000        90,000
  Accrued income taxes payable           20,807        17,207
    Total liabilities                10,956,132    12,281,175
  Stockholder's equity
   Common stock, $1 par value;
   50,000 shares authorized
   1,000 shares issued and outstanding    1,000         1,000
  Additional paid-in capital            269,631       269,631
  Retained earnings                      71,348        65,789
    Total stockholder's equity          341,979       336,420
    Total liabilities and
     stockholder's equity           $11,298,111   $12,617,595

The accompanying notes to condensed financial statements are an integral part of these balance sheets.
               FIRST CHURCH FINANCING CORPORATION
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                      For the Three Months Ended
                                       March 31,     March 31,
                                         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $     5,559   $     6,844
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Gain on liquidation of mortgage
     loans                              (39,360)      (18,441)
    Amortization of discount on mortgage
     loans                               (7,504)       (5,580)
    Amortization of deferred issuance
     costs                               49,109        27,442
    Amortization of other deferred costs  1,884         1,884
    Change in assets and liabilities:
     Decrease (Increase) in -
      Assets held by trustee            162,323       251,627
      Accrued interest receivable       (13,581)        4,164
     Increase (Decrease) in -
      Accrued interest payable          (93,116)     (188,073)
      Due to affiliate                    1,473        (2,344)
      Accrued income taxes payable        3,600         3,600
    Net cash provided by operating
     activities                          70,387        81,123
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
   Principal payments on mortgage loans 1,160,983     538,945
    Net cash provided by investing
     activities                       1,160,983       538,945
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
   Principal payment of notes payable
    to affiliates                       (30,000)            -
   Redemption of mortgage-backed bonds(1,207,000)    (622,000)
    Net cash used in financing activities(1,237,000)  (622,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS(5,630)       (1,932)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                 9,366         6,802
CASH AND CASH EQUIVALENTS AT END OF PERIOD$    3,736$    4,870
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Interest paid during the period    $  331,000    $  368,000
  Income taxes paid during the period$        -    $    1,000

The accompanying notes to condensed financial statements are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                         March 31, 1996
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
   Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at March 31, 1996, consist of the following:

                                                Outstanding
                                     Original    Principal
                Date of   Stated     Principal    Amount
Series  Rate     Bonds   Maturity     Amounts   at 3/31/96
   1     8.25%  3/1/93    3/10/08  $ 4,586,000 $ 3,019,000
   2     8.75%  8/1/94    8/10/09    4,456,000   3,448,000
   3     8.00% 12/1/95   12/10/10    4,223,000   4,223,000
                                   $13,265,000 $10,690,000

   The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
   The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
   All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
   The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
               MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                     March 31, 1996 and 1995
   The Company issued no new Bonds during the first quarter of 1996 or 1995. A total of $1,207,000 of Bonds were repaid during the first quarter of 1996 compared to $622,000 in the first quarter of 1995. The difference in Bond repayments during each of the quarters is primarily due to different prepayment amounts received on the underlying Loans.
   Revenues, consisting primarily of interest, were $319,000 in the first quarter of 1996 compared to $234,000 in the first quarter of 1995. Total expenses, consisting primarily of interest, were $310,000 in the first quarter of 1996 compared to $223,000 in the first quarter of 1995. The increases in revenues and expenses for the current year quarter are due to the third series of Bonds which were outstanding. The third series of Bonds was issued in December, 1995. Net income for the first quarter of 1996 was $6,000 compared to $7,000 in the first quarter of 1995.
   Each series of Bonds is structured in a manner such that funds received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the church mortgage loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the mortgage loans were $1,161,000 in the first quarter of 1996 compared to $539,000 in the first quarter of 1995.
   Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. Servicing fees paid Ziegler Financing Corporation were $10,000 in the first quarter of 1996 and $8,000 in the first quarter of 1995. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At March 31, 1996, there were $10,690,000 of Bonds outstanding collateralized by $10,999,000 of Loans at maturity value.
                             PART II
Items 1 through 5.
          Not applicable
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:  None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST CHURCH
                                   FINANCING CORPORATION
Dated:  May 14, 1996               By
                                        Eugene H. Rudnicki
                                        President
Dated:  May 14, 1996               By
                                        Lynn R. Van Horn
                                        Secretary & Treasurer
                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule