Form 10-Q
period 1996-06-30
FIRST CHURCH FINANCING CORP
filed 1996-08-13
CIK 863899

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-20345
                FIRST CHURCH FINANCING CORPORATION
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1996 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                             PART I
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                    For the Three Months Ended
                                      June 30,      June 30,
                                        1996          1995
Revenues:
  Interest income                     $251,718     $191,868
  Other income                          17,443       12,089
      Total revenues                   269,161      203,957
Expenses:
  Interest expense                     222,744      170,288
  Amortization of deferred issuance
   costs                                12,127        5,516
  Servicing fees                         9,603        7,187
  Other                                  3,149        5,176
      Total expenses                   247,623      188,167
Income before income taxes              21,538       15,790
Provision for income taxes               8,400        6,300
      Net income                      $ 13,138     $  9,490

The accompanying notes to condensed financial statements are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                     For the Six Months Ended
                                       June 30,     June 30,
                                         1996         1995
Revenues:
  Interest income                     $517,556     $392,576
  Other income                          70,526       45,370
      Total revenues                   588,082      437,946
Expenses:
  Interest expense                     460,725      349,938
  Amortization of deferred issuance
   costs                                61,235       32,958
  Servicing fees                        20,025       14,842
  Other                                 15,399       12,974
      Total expenses                   557,384      410,712
Income before income taxes              30,698       27,234
Provision for income taxes              12,000       10,900
      Net income                      $ 18,698     $ 16,334

The accompanying notes to condensed financial statements are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                      June 30,    December 31,
                                        1996          1995
ASSETS
  Cash and cash equivalents        $     1,956   $     9,366
  Assets held by trustee               303,687       360,424
  Accrued interest receivable           83,311        71,045
  Mortgage loans held by trustee
   (net of purchase discount of
   $372,790 and $432,437,
   respectively)                    10,456,321    11,727,624
  Deferred issuance costs              371,573       432,808
  Other assets                          12,560        16,328
      Total assets                 $11,229,408   $12,617,595
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable         $   234,650   $   276,768
  Mortgage-Backed bonds payable     10,549,000    11,897,000
  Due to affiliate                       2,934           200
  Note payable to affiliate             85,000        90,000
  Accrued income taxes payable           2,707        17,207
      Total liabilities             10,874,291    12,281,175
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                        1,000         1,000
  Additional paid-in capital           269,631       269,631
  Retained earnings                     84,486        65,789
      Total stockholder's equity       355,117       336,420
      Total liabilities and
        stockholder's equity       $11,229,408   $12,617,595

The accompanying notes to condensed financial statements are an integral part of these balance sheets.
               FIRST CHURCH FINANCING CORPORATION
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       For the Six Months Ended
                                         June 30,    June 30,
                                           1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                           $   18,698    $ 16,334
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Gain on liquidation of mortgage
       loans                              (45,032)    (21,329)
      Amortization of discount on
        mortgage loans                    (14,614)    (10,911)
      Amortization of deferred
       issuance costs                      61,235      32,958
      Amortization of other deferred
       costs                                3,766       3,768
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee           56,737     (14,060)
          Accrued interest receivable     (12,266)      4,802
        Increase (Decrease) in -
          Accrued interest payable        (42,118)    (17,941)
          Due to affiliate                  2,734      (2,344)
          Accrued income taxes payable    (14,500)      8,400
    Net cash provided by (used in)
      operating activities                 14,640        (323)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on
     mortgage loans                     1,330,950     620,656
    Net cash provided by
     investing activities               1,330,950     620,656
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Repayment of mortgage-backed bonds (1,348,000)   (627,000)
    Net repayments on notes payable
      to affiliate                         (5,000)          -
    Net cash used in financing
     activities                        (1,353,000)   (627,000)
NET DECREASE IN CASH AND
CASH EQUIVALENTS                           (7,410)     (6,667)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 9,366       6,802
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                            $    1,956    $    135
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period    $  503,000    $368,000
    Income taxes paid during the period$   26,500    $  2,500

The accompanying notes to condensed financial statements are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          June 30, 1996
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
   Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at June 30, 1996, consist of the following:

                                                     Outstanding
                                                      Principal
                                        Original       Amount
                   Date of   Stated     Principal        at
Series    Rate      Bonds   Maturity     Amounts       6/30/96
   1      8.25%   3/1/93    3/10/08   $ 4,586,000  $ 2,964,000
   2      8.75%   8/1/94    8/10/09     4,456,000    3,443,000
   3      8.00%  12/1/95   12/10/10     4,223,000    4,142,000
                                      $13,265,000  $10,549,000

   The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
   The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
   All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
   The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
               MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                     June 30, 1996 and 1995
     The Company issued no new Bonds during the second quarter of 1996 or 1995. A total of $141,000 of Bonds were repaid during the second quarter of 1996 compared to $5,000 in the second quarter of 1995. The difference in Bond repayments during each of the second quarter periods is due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest, were $269,000 in the second quarter of 1996 compared to $204,000 in the second quarter of 1995. Total expenses, consisting primarily of interest, were $248,000 in the second quarter of 1996 compared to $188,000 in the second quarter of 1995. The increases in revenues and expenses for the second quarter of 1996 compared to the second quarter of 1995 are due to a third series of Bonds which was issued in December 1995. Net income for the second quarter of 1996 was $13,000 compared to $9,000 in the second quarter of 1995.
               MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
            Results of Operations - Six Months Ended
                     June 30, 1996 and 1995
     The Company issued no new series of Bonds in the first six months of 1996 or 1995. A total of $1,348,000 of Bonds were repaid during the first six months of 1996 compared to $627,000 in the first six months of 1995. The difference in Bond repayments during each period is due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest income, were $588,000 in 1996 compared to $438,000 in 1995. Total expenses, consisting primarily of interest expense, were $557,000 in 1996 compared to $411,000 in 1995. The increases in revenues and expenses for the first six months of 1996 compared to the first six months of 1995 are due to the third series of Bonds outstanding which was issued in December 1995. Net income for the first six months of 1996 was $19,000 compared to $16,000 for the first six months of 1995.
     Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments including any prepayments received on the Loans were $1,331,000 in the first six months of 1996 compared to $621,000 in the first six months of 1995. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At June 30, 1996, there were $10,549,000 of Bonds outstanding collateralized by $10,829,000 of Loans at maturity value.
                             PART II
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  FIRST CHURCH FINANCING CORPORATION
Dated:  August 13, 1996           By
                                        Eugene H. Rudnicki
                                        President
Dated:  August 13, 1996           By
                                        Lynn R. Van Horn
                                        Secretary & Treasurer