Form 10-Q
period 1996-09-30
FIRST CHURCH FINANCING CORP
filed 1996-11-13
CIK 863899

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-20345
                FIRST CHURCH FINANCING CORPORATION
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1996 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                             PART I
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                    For the Three Months Ended
                                    September 30, September 30,
                                        1996          1995
Revenues:
  Interest income                     $253,011     $195,043
  Other income                          10,829        8,646
      Total revenues                   263,840      203,689
Expenses:
  Interest expense                     219,593      168,746
  Amortization of deferred issuance
   costs                                12,206       11,825
  Servicing fees                         9,453        7,115
  Other                                  5,144        5,274
      Total expenses                   246,396      192,960
Income before income taxes              17,444       10,729
Provision for income taxes               7,000        4,300
      Net income                      $ 10,444     $  6,429

The accompanying notes to condensed financial statements are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                      For the Nine Months Ended
                                     September 30,  September 30,
                                        1996            1995
Revenues:
  Interest income                     $781,446       $596,360
  Other income                          70,477         45,275
      Total revenues                   851,923        641,635
Expenses:
  Interest expense                     680,319        518,683
  Amortization of deferred issuance
   costs                                73,441         44,784
  Servicing fees                        29,478         21,956
  Other                                 20,544         18,249
      Total expenses                   803,782        603,672
Income before income taxes              48,141         37,963
Provision for income taxes              19,000         15,200
      Net income                      $ 29,141       $ 22,763

The accompanying notes to condensed financial statements are an integral part of these statements.
                FIRST CHURCH FINANCING CORPORATION
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                     September 30,  December 31,
                                         1996          1995
ASSETS
  Cash and cash equivalents          $     1,385   $     9,366
  Assets held by trustee                 227,140       360,424
  Accrued interest receivable             82,431        71,045
  Mortgage loans held by trustee
   (net of purchase discount of
   $361,960 and $432,437,
   respectively)                      10,353,211    11,727,624
  Deferred issuance costs                359,367       432,808
  Other assets                            10,676        16,328
      Total assets                   $11,034,210   $12,617,595
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable           $   179,270   $   276,768
  Mortgage-Backed bonds payable       10,390,000    11,897,000
  Due to affiliate                        12,672           200
  Note payable to affiliate               85,000        90,000
  Accrued income taxes payable             1,707        17,207
      Total liabilities               10,668,649    12,281,175
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                          1,000         1,000
  Additional paid-in capital             269,631       269,631
  Retained earnings                       94,930        65,789
      Total stockholder's equity         365,561       336,420
      Total liabilities and
        stockholder's equity         $11,034,210   $12,617,595

The accompanying notes to condensed financial statements are an integral part of these balance sheets.
               FIRST CHURCH FINANCING CORPORATION
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                        For the Nine Months Ended
                                          Sept. 30,   Sept. 30,
                                            1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $   29,141   $ 22,763
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Gain on liquidation of mortgage
     loans                                 (48,852)   (24,701)
    Amortization of discount on
     mortgage loans                        (21,625)   (16,186)
    Amortization of deferred issuance
     costs                                  73,441     44,784
    Amortization of other deferred costs     5,653      5,652
    Change in assets and liabilities:
     Decrease (Increase) in -
      Assets held by trustee               133,284    230,798
      Accrued interest receivable          (11,386)     5,571
     Increase (Decrease) in -
       Credit balance in bank account           -         865
       Accrued interest payable            (97,498)  (190,001)
       Due to B. C. Ziegler and Company      7,472     (2,344)
       Accrued income taxes payable        (15,500)    11,700
    Net cash provided by operating
     activities                             54,130     88,901
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on
   mortgage loans                        1,444,889    719,297
    Net cash provided by investing
     activities                          1,444,889    719,297
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of mortgage-backed bonds   (1,507,000)  (815,000)
    Net cash used in financing
     activities                         (1,507,000)  (815,000)
NET DECREASE IN CASH AND
CASH EQUIVALENTS                            (7,981)    (6,802)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                    9,366      6,802
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                  $    1,385   $      -
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Interest paid during the period       $  775,345   $537,000
  Income taxes paid during the period   $   34,500   $  3,500

The accompanying notes to condensed financial statements are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1996
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Note B -- Mortgage-Backed Bonds
     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at September 30, 1996, consist of the following:

                                                     Outstanding
                                                      Principal
                  Date of     Stated     Principal    Amount At
 Series   Rate     Bonds     Maturity     Amounts      9/30/96
    1     8.25%    3/1/93     3/10/08  $ 4,586,000  $ 2,893,000
    2     8.75%    8/1/94     8/10/09    4,456,000    3,355,000
    3     8.00%   12/1/95    12/10/10    4,223,000    4,142,000
                                       $13,265,000  $10,390,000

     The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
     The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
     All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
     The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
               MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                   September 30, 1996 and 1995
     The Company issued no new Bonds during the third quarter of 1996 or
1995. A total of $159,000 of Bonds were repaid during the third quarter of 1996 compared to $188,000 in the third quarter of 1995.
     Revenues, consisting primarily of interest, were $264,000 in the third quarter of 1996 compared to $204,000 in the third quarter of 1995. Total expenses, consisting primarily of interest, were $246,000 in the third quarter of 1996 compared to $193,000 in the third quarter of 1995. The increases in revenues and expenses for the third quarter of 1996 compared to the third quarter of 1995 are due to a third series of Bonds which was issued in December 1995. Net income for the third quarter of 1996 was $10,000 compared to $6,000 in the third quarter of 1995.
            Results of Operations - Nine Months Ended
                   September 30, 1996 and 1995
     The Company issued no new series of Bonds in the first nine months of 1996 or 1995. A total of $1,507,000 of Bonds were repaid during the first nine months of 1996 compared to $815,000 in the first nine months of 1995.
     Revenues, consisting primarily of interest income, were $852,000 in 1996 compared to $642,000 in 1995. Total expenses, consisting primarily of interest expense, were $804,000 in 1996 compared to $604,000 in 1995. The increases in revenues and expenses for the first nine months of 1996 compared to the first nine months of 1995 are due to the third series of Bonds outstanding which was issued in December 1995. Net income for the first nine months of 1996 was $29,000 compared to $23,000 for the first nine months of 1995.
     Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments including any prepayments received on the Loans were $1,445,000 in the first nine months of 1996 compared to $719,000 in the first nine months of 1995. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At September 30, 1996, there were $10,390,000 of Bonds outstanding collateralized by $10,715,000 of Loans at maturity value.
                             PART II
Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.          Description
                        27               Financial Data Schedule
          (b)  Reports on Form 8-K:
                      None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST CHURCH FINANCING CORPORATION
Dated:  November 12, 1996          By   /s/Eugene H. Rudnicki
                                        Eugene H. Rudnicki
                                        President
Dated:  November 12, 1996          By   /s/Lynn R. Van Horn
                                        Lynn R. Van Horn
                                        Secretary & Treasurer