Form 10-K405
period 1996-12-31
FIRST CHURCH FINANCING CORP
filed 1997-03-21
CIK 863899

Form 10-K
       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996
                              OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from        to
                Commission file number 33-20345
               FIRST CHURCH FINANCING CORPORATION
    (Exact name of registrant as specified in its charter)
          Wisconsin                             39-1670677
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
    (Address of principal executive offices)     (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  (X)      No  ( )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
Aggregate market value of voting stock held by nonaffiliates of the registrant: None
The number of shares outstanding of the registrant's Common stock, par value $1.00 per share, at February 28, 1997 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
          DOCUMENTS INCORPORATED BY REFERENCE:  NONE
                           FORM 10-K
              FIRST CHURCH FINANCING CORPORATION
                            PART I
Item 1 -  Business
     First Church Financing Corporation (the "Company") was incorporated in the state of Wisconsin on May 3, 1990 and is a wholly-owned subsidiary of The Ziegler Companies, Inc. (the "Parent"). The Company was organized to facilitate the financing of mortgage loans and does not intend to engage in any other business activities. The Company began doing business on March 24, 1993, when it issued its first series of bonds. The Parent is a Wisconsin corporation whose shares trade on the American Stock Exchange.
     The Company was organized to securitize mortgages on church properties for offerings to the public and is not permitted and does not intend to engage in any business or investment activities other than those described in its Articles of Incorporation. Article 3 of the Issuer's Articles of Incorporation provides that the purposes for which the Issuer is formed are (i) to issue bonds secured by promissory notes secured by first liens on real estate, (ii) to purchase or otherwise acquire, own, hold, transfer, convey, assign, pledge, mortgage, finance, refinance and otherwise deal with such mortgage collateral, (iii) to invest and reinvest the payments received with respect to the mortgage collateral and from any disposition or liquidation of the mortgage collateral, and (iv) to engage in any activities incidental and necessary for such purposes.
     As of December 31, 1996, the Company has issued three series of mortgage- backed bonds totaling $13,265,000. One series was issued in 1993 for $4,586,000, a second series was issued in 1994 for $4,456,000, and a third series was issued in 1995 for $4,223,000. The Company plans to issue additional series of mortgage-backed bonds in the future. The mortgage-backed bonds are collateralized by pools of loans secured by first mortgages on church buildings and properties. The loans and mortgages in the pools typically originate from church financings which are too small in principal amount to support a separate public offering of bonds.
     B. C. Ziegler and Company, also a wholly-owned subsidiary of the Parent, acts as underwriter of the mortgage-backed bonds, for which it receives a fee.
     Ziegler Financing Corporation, also a wholly-owned subsidiary of the Parent, sold the mortgage loans to the Company and acts as servicer of the mortgage loans. The mortgage loans purchased from Ziegler Financing Corporation by the Company are at cost less loan fees charged to the borrower. The monthly servicing fee paid to Ziegler Financing Corporation by the Company is equal to .0292% of the average outstanding principal balance of the mortgage loans during the preceding month.
     There are no employees of the Company.
Item 2 -  Properties
     The Company headquarters is located in West Bend, Wisconsin, at the offices owned by the Parent. The Company owns no real estate and leases no office space.
Item 3 -  Legal Proceedings
     The Company is not a party to any pending legal proceedings.
Item 4 -  Submission of Matters to a Vote of Security Holders
     (Omitted pursuant to General Instruction J)
                            PART II
Item 5 -  Market for the Company's Common Equity and Related Stockholder
          Matters
     There is no market for the common stock of the Company. The Parent owns 100% of the issued and outstanding shares of the Company.
Item 6 -  Selected Financial Data
     (Omitted pursuant to General Instruction J)
Item 7 - Management's Narrative Analysis of Results of Operations (Pursuant to General Instruction J)
     The Company began doing business during the first quarter of 1993.
In March, 1993, the Company issued its first series of mortgage-backed bonds (the "Bonds") totaling $4,586,000. The second series of Bonds was issued in August, 1994, totaling $4,456,000. The third series of Bonds was issued in December, 1995, totaling $4,223,000.
     Total revenues, consisting primarily of interest income, were $1,113,000 in 1996 compared to $852,000 in 1995, an increase of $261,000 or
31%. Total expenses, consisting primarily of interest expense, were $1,048,000 in 1996 compared to $799,000 in 1995, an increase of $249,000 or
31%. The increases in both total revenues and total expenses are due to the third series of bonds being outstanding for a full year in 1996. Net income was $40,000 in 1996 compared to $32,000 in 1995, an increase of $8,000 or 25%.
     Total revenues, consisting primarily of interest income, were
$852,000 in 1995 compared to $611,000 in 1994, an increase of $241,000 or
39%. Total expenses, consisting primarily of interest expense, were $799,000 in 1995 compared to $578,000 in 1994, an increase of $221,000 or
38%. The increase in both total revenues and total expenses are due to the second series of bonds being outstanding for a full year in 1995 compared to only part of the year in 1994. The third series of bonds did not contribute significantly to the increases in revenues and expenses due to the issuance of these bonds in December, 1995. Net income was $32,000 in 1995 compared to $20,000 in 1994, an increase of $12,000 or 60%.
     Each series of bonds is structured in a manner such that funds received from the mortgage loans are sufficient to fund interest and principal payments on the Bonds as well as other expenses of the Company. All payments of principal and interest on the church mortgage loans securing the Bonds have been received by the Company as scheduled. Principal payments received on mortgage loans were $1,581,000 in 1996; $927,000 in 1995; and $355,000 in 1994. Bond redemptions totaled $1,592,000 in 1996; $940,000 in 1995; and $329,000 in 1994.
     Ziegler Financing Corporation, a related corporation, acts as servicer for the mortgage loans for which it receives a fee. The monthly fee is equal to .0292% of the average outstanding principal balance of the mortgage loans during the preceding month. Servicing fees paid Ziegler Financing Corporation were $38,000 in 1996; $29,000 in 1995 and $21,000 in 1994. At December 31, 1996, there were $10,305,000 of Bonds outstanding collateralized by approximately $10,579,000 of mortgage loans.
Item 8 -  Financial Statements and Supplementary Data
     The Financial Statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in the Financial Statements section included herein for the years ended December 31, 1996 and 1995.
                           PART III
Item 9 -  Disagreements with Accountants on Accounting and Financial
          Disclosure
     There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal years 1996 and 1995.
Item 10 - Directors and Executive Officers of the Company
     (Omitted pursuant to General Instruction J)
Item 11 - Executive Compensation
     (Omitted pursuant to General Instruction J)
Item 12 - Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J)
Item 13 - Certain Relationships and Related Transactions
     (Omitted pursuant to General Instruction J)
                            PART IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form
          8-K
     (a)  Documents list
          1.   Financial Statements:
               -    Report of Independent Public Accountants (Page 10)
               -    Balance Sheets as of December 31, 1996 and 1995
                    (Page 11)
               -    Statements of Income for the Years Ended December
                    31, 1996, 1995 and 1994 (Page 12)
               -    Statements of Stockholder's Equity for the Years
                    Ended December 31, 1996, 1995 and 1994 (Page 13)
               -    Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1995 and 1994 (Page 14)
               -    Notes to Financial Statements, dated as of December
                    31, 1996 and 1995 (Page 15)
          2.   Financial Statement Schedules - None
          3.   Exhibits
               (3) Articles of Incorporation and Bylaws of the Company (incorporated herein by reference to exhibits 3.1 and 3.2, respectively, to the Company's
                    Registration Statement on Form S-11).
               (4)  (A)  Indenture dated as of March 1, 1993, between
                         the Company and M&I First National Bank, West
                         Bend (incorporated by reference to Exhibit
                         4.1 to Form 8-K dated March 24, 1993).
                    (B)  First Supplemental Indenture dated as of
                         March 1, 1993, between the Company and M&I
                         First National Bank, West Bend (incorporated
                         herein by reference to Exhibit 4.2 to Form
                         8-K dated March 24, 1993).
                    (C)  Second Supplemental Indenture dated as of
                         August 1, 1994, between the Company and M&I
                         First National Bank, West Bend (incorporated
                         herein by reference to Exhibit 4.1 to Form
                         8-K dated July 20, 1994).
                    (D)  Supplemental Indenture 1-A, dated as of
                         November 1, 1994, between the Company and M&I
                         First National Bank, West Bend (incorporated
                         herein by reference to Exhibit 4.4 to Form
                         10-Q dated September 30, 1994).
                    (E)  Third Supplemental Indenture dated as of
                         December 1, 1995, between the Company and M&I
                         First National Bank, West Bend (incorporated
                         herein by reference to Exhibit 4.1 to Form 8-
                         K dated December 1, 1995).
               (10) Form of Underwriting Agreement dated March 1, 1993,
                    between the Company and B. C. Ziegler and Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-11).
               (27) Financial Data Schedule
     (b)  Reports on Form 8-K
          None
     (c)  Exhibits Required by Item 601 of Regulation S-K
          Included in Item (a)(3) above.
     (d)  Financial Statement Schedules required by Regulation S-X
          None
                          SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              FIRST CHURCH FINANCING CORPORATION
February 21, 1997             By /s/ Eugene H. Rudnicki
                                   Eugene H. Rudnicki
                                   President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
    Signature                   Title               Date
 /s/ Eugene H. Rudnicki  President and Director     February 21, 1997
Eugene H. Rudnicki       (Chief Executive Officer)
/s/ Lynn R. Van Horn     Treasurer, Secretary and   February 21, 1997
Lynn R. Van Horn         Director
                         (Principal Financial and
                          Accounting Officer)
INDEX TO FINANCIAL STATEMENTS
The following financial statements are referenced in Item 8:
                                                       Page
     Report of Independent Public Accountants           10
     Balance Sheets as of December 31, 1996 and 1995    11
     Statements of Income for the Years Ended
      December 31, 1996, 1995 and 1994                  12
     Statements of Stockholder's Equity for the
      Years Ended December 31, 1996, 1995 and 1994      13
     Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994                  14
     Notes to Financial Statements, dated as of
      December 31, 1996 and 1995                        15
           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholder and Board of Directors of
  First Church Financing Corporation:
     We have audited the accompanying balance sheets of FIRST CHURCH FINANCING CORPORATION (a Wisconsin corporation and a wholly owned subsidiary of The Ziegler Companies, Inc.) as of December 31, 1996 and 1995, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Church Financing Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
                              ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 7, 1997.
                    FIRST CHURCH FINANCING CORPORATION
                              BALANCE SHEETS
                     AS OF DECEMBER 31, 1996 and 1995
[CAPTION]
                                                      1996         1995

ASSETS
Cash                                              $      4,623  $      9,366
Assets held by trustee                                 307,046       360,424
Accrued interest receivable                             81,375        71,045
Mortgage loans held by trustee (net of
 purchase discounts of $350,575 and $432,437,
 respectively)                                      10,227,998    11,727,624
Deferred issuance costs                                349,395       432,808
Tax refund due from Parent                              15,756             -
Other assets                                             8,792        16,328
      Total assets                                $ 10,994,985  $ 12,617,595
LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued interest payable                          $    228,416  $    276,768
Mortgage-Backed bonds payable                       10,305,000    11,897,000
Due to affiliate                                           586           200
Note payable to affiliate                               85,000        90,000
Accrued income taxes payable                                 -        17,207
      Total liabilities                             10,619,002    12,281,175
Stockholder's Equity:
Common Stock, $1 par value; 50,000 shares
 authorized; 1,000 shares issued and outstanding         1,000         1,000
Additional paid-in capital                             269,631       269,631
Retained earnings                                      105,352        65,789
      Total stockholder's equity                       375,983       336,420
      Total liabilities and stockholder's equity  $ 10,994,985  $ 12,617,595

                    FIRST CHURCH FINANCING CORPORATION
                           STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
[CAPTION]
                                           1996          1995          1994

Revenues:
Interest income                       $  1,031,239  $    793,852  $    581,335
Other income                                81,862        58,607        29,232
    Total revenues                       1,113,101       852,459       610,567
Expenses:
Interest expense                           897,553       691,364       507,785
Amortization of deferred issuance
 costs                                      83,413        55,393        28,469
Servicing fees                              38,831        28,920        20,852
Other                                       27,941        23,079        20,697
    Total expenses                       1,047,738       798,756       577,803
Income before income taxes                  65,363        53,703        32,764
Provision for income taxes                  25,800        21,500        13,100
    Net income                        $     39,563  $     32,203  $     19,664

                    FIRST CHURCH FINANCING CORPORATION
                    STATEMENTS OF STOCKHOLDER'S EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
[CAPTION]
                                         Additional
                                Common    Paid-In     Retained
                                Stock     Capital     Earnings      Total

BALANCE, December 31, 1993    $  1,000    $157,631    $ 13,922    $172,553
  Capital contribution               -     112,000           -     112,000
  Net income                         -           -      19,664      19,664
BALANCE, December 31, 1994       1,000     269,631      33,586     304,217
  Net income                         -           -      32,203      32,203
BALANCE, December 31, 1995       1,000     269,631      65,789     336,420
  Net income                         -           -      39,563      39,563
BALANCE, December 31, 1996    $  1,000    $269,631    $105,352    $375,983

                    FIRST CHURCH FINANCING CORPORATION
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
[CAPTION]
                                           1996          1995          1994

Cash flows from operating activities:
 Net income                           $     39,563  $     32,203  $     19,664
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Gain on liquidation of mortgage
    loans                                  (53,308)      (31,956)      (12,801)
   Amortization of discount on
    mortgage loans                         (28,554)      (22,260)      (16,431)
   Amortization of deferred
    issuance costs                           83,413       55,393        28,469
   Amortization of other deferred costs       7,536        7,536         7,536
   Change in assets and liabilities:
    Decrease (Increase) in -
     Assets held by trustee                  53,378      (21,881)     (196,068)
     Accrued interest receivable            (10,330)      (2,514)      (33,323)
     Tax refund due from Parent             (15,756)           -             -
    Increase (Decrease) in -
     Accrued interest payable               (48,352)         (35)      153,411
     Due to affiliate                           386       (2,144)        2,344
     Accrued income taxes payable           (17,207)       6,778        10,229
  Net cash provided by (used in)
   operating activities                      10,769       21,120       (36,970)
Cash flows from investing activities:
 Proceeds from -
  Principal payments on mortgage
   loans                                  1,581,488      926,961       355,298
 Payments for -
  Purchase of mortgage loans                     -    (4,149,597)   (4,378,036)
  Net cash provided by (used in)
   investing activities                  1,581,488    (3,222,636)   (4,022,738)
Cash flows from financing activities:
 Proceeds from -
  Issuance of note payable to
   affiliate                                     -        90,000            -
  Capital contribution                           -             -       112,000
  Issuance of mortgage-backed bonds              -     4,054,080     4,277,760
 Payments for -
  Repayment of note payable to
   affiliate                                (5,000)            -             -
  Redemption of mortgage-backed
   bonds                                (1,592,000)     (940,000)     (329,000)
  Net cash provided by (used in)
   financing activities                 (1,597,000)    3,204,080     4,060,760
Net increase (decrease) in cash             (4,743)        2,564         1,052
Cash at beginning of period                  9,366         6,802         5,750
Cash at end of period                 $      4,623  $      9,366  $      6,802
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Interest paid during the period     $    945,520  $    691,000  $    354,000
  Income taxes paid during the period $     58,763  $     14,700  $      2,900

              FIRST CHURCH FINANCING CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 and 1995
(1)  Organization
     First Church Financing Corporation (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans on church properties. The Company is a wholly-owned subsidiary of The Ziegler Companies, Inc. (the "Parent").
(2)  Summary of Significant Accounting Policies
     Mortgage loans (the "Loans") are carried at face value less unamortized purchase discount. The purchase discount on the loans is amortized over the life of the mortgage-backed bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method.
     Deferred bond issuance costs consist of underwriting discounts. Such costs are amortized over the life of the Bonds using the bonds outstanding method which approximates the effective interest rate method.
     Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(3)  Mortgage Loans
     The Loans consist of fixed-interest rate, full recourse real estate loans evidenced by promissory notes secured by mortgages. The Loans are generally fully amortized over a 15-year period. Prepayments may be made under specified conditions. Principal and interest payments received from the Loans are received by the servicer and deposited with the trustee. These funds are used to meet semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds, and to pay operating expenses of the Company.
(4)  Mortgage-Backed Bonds
     The Bonds originally issued and outstanding at December 31, 1996, consist of the following:
[CAPTION]
                                                     Outstanding
                                          Original    Principal
                    Date of    Stated     Principal    Amount
     Series Rate     Bonds    Maturity     Amounts   at 12/31/96

       1    8.25%    3/1/93    3/10/08 $ 4,586,000  $ 2,883,000
       2    8.75%    8/1/94    8/10/09   4,456,000    3,345,000
       3    8.00%   12/1/95   12/10/10   4,223,000    4,077,000
                                       $13,265,000  $10,305,000

     The stated maturity is the date by which all Bonds will be fully paid.  Mandatory redemptions will be made from principal payments on the Loans which serve as collateral for the Bonds.  The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
     The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds
     (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
     All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
     The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for that series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series.  Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
(5)  Related Parties
     B. C. Ziegler and Company, also a wholly owned subsidiary of the
     Parent, is the sole underwriter for the Bonds issued by the Company.
     In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to four percent of the aggregate principal amount of the Bonds offered by the Company.
     Ziegler Financing Corporation, also a wholly owned subsidiary of the Parent, is the servicer for the Loans. In its capacity as servicer, Ziegler Financing Corporation is entitled to a monthly fee equal to .0292% of the average outstanding principal balance of the Loans during the preceding month.
     The Parent has extended a note to the Company which allows the
     Company to borrow up to $120,000 to fund its operations. Interest on such borrowings is at a fixed rate of 8%. All amounts are due on demand.  The facility was established in December 1995.  Interest expense incurred for the year was not significant.  At December 31,
     1996 and 1995, the balance of the note was $85,000 and $90,000, respectively.
(6)  Fair Value of Financial Instruments
     Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose the fair value of financial instruments for both assets and liabilities for which it is practicable to estimate that value.  Where readily available, quoted market prices were utilized by the Company.  If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No.
     107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
     The book values, estimated fair values and the methods and assumptions used to estimate the fair value of the financial instruments of the Company are reflected below as of December 31,
     1996 and 1995.
     Cash and cash equivalents
     The carrying amounts reported for cash and cash equivalents approximate the fair values for those amounts.  For purposes of
     Statement No. 107, funds held by trustee are considered cash and cash equivalents.
     Loans
     The loan balances were assigned fair values based on a discounted cash flow analysis.  The discount rate was based on the Company's current loan rates. The book value and estimated fair value were approximately $10,228,000 and $10,636,000, at December 31, 1996,
     respectively, and approximately $11,728,000 and $11,865,000, at
     December 31, 1995, respectively.
     Bonds payable
     The carrying value of bonds payable approximates the fair value which was determined based on current market rates offered on notes with similar terms and maturities.
                       INDEX TO EXHIBITS
[CAPTION]
Exhibit
Number                      Description                                   Page

  3       Articles of Incorporation and Bylaws of the Company              N/A
          (incorporated herein by reference to exhibits 3.1 and 3.2, respectively, to the Company's Registration Statement
          on Form S-11).
  4(A)    Indenture dated as of March 1, 1993, between the Company         N/A
          and M&I First National Bank, West Bend (incorporated
          herein by reference to Exhibit 4.1 to Form 8-K dated
          March 24, 1993).
  4(B)    First Supplemental Indenture dated as of March 1,                N/A
          1993, between the Company and M&I First National
          Bank, West Bend (incorporated herein by reference
          to Exhibit 4.2 to Form 8-K dated March 24, 1993).
  4(C)    Second Supplemental Indenture dated as of August 1,              N/A
          1994 (incorporated herein by reference to Exhibit 4.1
          to Form 8-K dated July 20, 1994).
  4(D)    Supplemental Indenture 1-A, dated as of November 1,              N/A
          1994, between the Company and M&I First National
          Bank, West Bend (incorporated herein by reference to
          Exhibit 4.4 to Form 10-Q dated September 30, 1994).
  4(E)    Third Supplemental Indenture dated as of December 1,             N/A
          1995, between the Company and M&I First National
          Bank, West Bend (incorporated herein by reference to
          Exhibit 4.1 to Form 8-K dated December 1, 1995).
 10       Form of Underwriting Agreement dated March 1, 1993,              N/A
          between the Company and B. C. Ziegler and Company
          (incorporated herein by reference to Exhibit 1.1 to
          the Company's Registration Statement on Form S-11).