Form 10-Q
period 1997-03-31
FIRST CHURCH FINANCING CORP
filed 1997-05-15
CIK 863899

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1997
                                      OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from              to
                        Commission file number 33-20345
                      FIRST CHURCH FINANCING CORPORATION
            (Exact name of registrant as specified in its charter)
           Wisconsin                                         39-1670677
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)
               215 North Main Street, West Bend, Wisconsin 53095
             (Address of principal executive offices)  (Zip Code)
      Registrant's telephone number, including area code:  (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1997 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                     PART I
                      FIRST CHURCH FINANCING CORPORATION
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
[CAPTION]
                                                For the Three Months Ended
                                                 March 31,         March 31,
                                                   1997              1996

Revenues:
  Interest income                                $246,355          $272,057
  Other income                                     12,029            46,864
    Total revenues                                258,384           318,921
Expenses:
  Interest expense                                213,801           237,980
  Amortization of deferred issuance
    costs                                          13,771            49,109
  Servicing fees                                    9,219            10,422
  Other                                             7,959            12,251
    Total expenses                                244,750           309,762
Income before income taxes                         13,634             9,159
Provision for income taxes                          5,400             3,600
    Net income                                   $  8,234          $  5,559

           The accompanying notes to condensed financial statements
                   are an integral part of these statements.
                      FIRST CHURCH FINANCING CORPORATION
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
[CAPTION]
                                                March 31,      December 31,
                                                  1997             1996

ASSETS
  Cash and cash equivalents                   $       647       $     4,623
  Assets held by trustee                          218,249           307,046
  Accrued interest receivable                      80,124            81,375
  Mortgage loans held by trustee
    (net of purchase discount of
    $338,545 and $350,575,
    respectively)                              10,078,203        10,227,998
  Deferred issuance costs                         335,624           349,395
  Tax refund due from Parent                       11,332            15,756
  Other assets                                      6,908             8,792
    Total assets                              $10,731,087       $10,994,985
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable                    $   174,834       $   228,416
  Mortgage-backed bonds payable                10,084,000        10,305,000
  Due to affiliate                                  3,035               586
  Note payable to affiliate                        85,000            85,000
    Total liabilities                          10,346,869        10,619,002
  Stockholder's equity
   Common stock, $1 par value;
   50,000 shares authorized
   1,000 shares issued and
     outstanding                                    1,000             1,000
  Additional paid-in capital                      269,631           269,631
  Retained earnings                               113,587           105,352
    Total stockholder's equity                    384,218           375,983
    Total liabilities and
     stockholder's equity                     $10,731,087       $10,994,985

           The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.
                            FIRST CHURCH FINANCING CORPORATION
                             CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                               For the Three Months Ended
                                                                 March 31,       March 31,
                                                                   1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $     8,234     $     5,559
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on liquidation of mortgage loans                         (5,203)        (39,360)
      Amortization of discount on mortgage
        loans                                                       (6,825)         (7,504)
      Amortization of deferred issuance costs                       13,771          49,109
      Amortization of other deferred costs                           1,884           1,884
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                                    88,797         162,323
          Accrued interest receivable                                1,251         (13,581)
          Tax refund due from Parent                                 4,424               -
        Increase (Decrease) in -
          Accrued interest payable                                 (53,582)        (93,116)
          Due to affiliate                                           2,449           1,473
          Accrued income taxes payable                                   -           3,600
       Net cash provided by operating
         activities                                                 55,200          70,387
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments on mortgage loans                           161,824       1,160,983
      Net cash provided by investing
        activities                                                 161,824       1,160,983
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Principal payment of notes payable to
      affiliates                                                         -         (30,000)
    Redemption of mortgage-backed bonds                           (221,000)     (1,207,000)
      Net cash used in financing activities                       (221,000)     (1,237,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (3,976)         (5,630)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          4,623           9,366
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $      647      $    3,736
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                             $  265,683      $  331,000
    Income taxes paid during the period                         $      976      $        -

                  The accompanying notes to condensed financial statements
                          are an integral part of these statements.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 1997
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
   Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at March 31, 1997, consist of the following:
[CAPTION]
                                                            Outstanding
                                              Original       Principal
                    Date of      Stated       Principal       Amount
Series    Rate       Bonds      Maturity       Amounts      at 3/31/97

   1      8.25%      3/1/93      3/10/08     $ 4,586,000   $ 2,783,000
   2      8.75%      8/1/94      8/10/09       4,456,000     3,227,000
   3      8.00%     12/1/95     12/10/10       4,223,000     4,074,000
                                             $13,265,000   $10,084,000

   The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
   The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
   All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
   The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
                      MANAGEMENT'S NARRATIVE ANALYSIS OF
                             RESULTS OF OPERATIONS
                  Results of Operations - Three Months Ended
                            March 31, 1997 and 1996
   The Company issued no new Bonds during the first quarter of 1997 or 1996. A total of $221,000 of Bonds were repaid during the first quarter of 1997 compared to $1,207,000 in the first quarter of 1996. The difference in Bond repayments during each of the quarters is primarily due to different prepayment amounts received on the underlying Loans.
   Revenues, consisting primarily of interest, were $258,000 in the first quarter of 1997 compared to $319,000 in the first quarter of 1996. Total expenses, consisting primarily of interest, were approximately $245,000 in the first quarter of 1997 compared to $310,000 in the first quarter of 1996. The decreases in revenues and expenses for the current year quarter are due primarily to the large redemption of Bonds during the first quarter of 1996. Net income for the first quarter of 1997 was approximately $8,000 compared to $6,000 in the first quarter of 1996.
   Each series of Bonds is structured in a manner such that funds received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the church mortgage loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the mortgage loans were $162,000 in the first quarter of 1997 compared to $1,161,000 in the first quarter of 1996.
   Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. Servicing fees paid Ziegler Financing Corporation were approximately $9,000 in the first quarter of 1997 and $10,000 in the first quarter of 1996. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At March 31, 1997, there were $10,084,000 of Bonds outstanding collateralized by $10,417,000 of Loans at maturity value.
                              RECENT DEVELOPMENTS
   Effective March 31, 1997, Eugene H. Rudnicki retired as President and as Director of the Issuer and Senior Vice President of the Underwriter.
Scott D. Rolfs replaced Mr. Rudnicki as President and as a Director of the Issuer on May 1, 1997. Mr. Rolfs, age 30, recently was named Vice President of the Underwriter. From July 1993 until May 1, 1997, Mr. Rolfs served as Assistant Vice President of the Underwriter.
   Effective April 30, 1997, Lynn R. Van Horn resigned as Secretary and Treasurer and as Director of the Issuer and Senior Vice President of the Underwriter. Dennis A. Wallestad replaced Mr. Van Horn as Secretary and Treasurer of the Issuer on May 1, 1997. Mr. Wallestad, age 34, recently succeeded Mr. Van Horn as Senior Vice President/Chief Financial Officer of the Underwriter.
                                    PART II
Items 1 through 5.
            Not applicable
Item 6.     Exhibits and Reports on Form 8-K
            (a)    Exhibits:
                         Exhibit No.             Description
                             27                  Financial Data Schedule
            (b)    Reports on Form 8-K:  None
                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                           FIRST CHURCH FINANCING
                                           CORPORATION
Dated:  May 15, 1997                       By  /s/ Scott D. Rolfs
                                                 Scott D. Rolfs
                                                 President


Dated:  May 15, 1997                       By  /s/ Dennis A. Wallestad
                                                 Dennis A. Wallestad
                                                 Secretary & Treasurer
                                  EXHIBIT INDEX
Exhibit
Number                                     Description
  27                                       Financial Data Schedule