Form 10-Q
period 1997-06-30
FIRST CHURCH FINANCING CORP
filed 1997-08-13
CIK 863899

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-20345
                FIRST CHURCH FINANCING CORPORATION
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1997 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)
and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED
DISCLOSURE FORMAT.
                             PART I
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                    For the Three Months Ended
                                      June 30,      June 30,
                                        1997          1996
Revenues:
  Interest income                     $242,441     $256,378
  Other income                          11,808       12,783
      Total revenues                   254,249      269,161
Expenses:
  Interest expense                     210,422      222,744
  Amortization of deferred
    issuance costs                      10,512       12,127
  Servicing fees                         9,083        9,603
  Other                                  3,869        3,149
      Total expenses                   233,886      247,623
Income before income                    20,363       21,538
Provision for income taxes               8,000        8,400
      Net income                      $ 12,363     $ 13,138

    The accompanying notes to condensed financial statements
            are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                     For the Six Months Ended
                                       June 30,     June 30,
                                         1997         1996
Revenues:
  Interest income                     $488,795     $528,436
  Other income                          23,838       59,646
      Total revenues                   512,633      588,082
Expenses:
  Interest expense                     424,223      460,725
  Amortization of deferred
    issuance costs                      24,283       61,235
  Servicing fees                        18,302       20,025
  Other                                 11,828       15,399
      Total expenses                   478,636      557,384
Income before income taxes              33,997       30,698
Provision for income taxes              13,400       12,000
      Net income                      $ 20,597     $ 18,698

    The accompanying notes to condensed financial statements
            are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                      June 30,    December 31,
                                        1997          1996
ASSETS
  Cash and cash equivalents        $     9,384   $     4,623
  Assets held by trustee               293,024       307,046
  Accrued interest receivable           78,858        81,375
  Mortgage loans held by trustee
    (net of purchase discount of
    $326,736 and $350,575,
    respectively)                    9,926,912    10,227,998
  Deferred issuance costs              325,111       349,395
  Tax refund due from Parent             5,332        15,756
  Other assets                           5,024         8,792
      Total assets                 $10,643,645   $10,994,985
LIABILITIES AND STOCKHOLDER'S
  EQUITY
  Accrued interest payable         $   219,584   $   228,416
  Mortgage-Backed bonds payable      9,972,000    10,305,000
  Due to affiliate                         480           586
  Note payable to affiliate             55,000        85,000
      Total liabilities             10,247,064    10,619,002
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                        1,000         1,000
  Additional paid-in capital           269,631       269,631
  Retained earnings                    125,950       105,352
      Total stockholder's equity       396,581       375,983
      Total liabilities and
        stockholder's equity       $10,643,645   $10,994,985

    The accompanying notes to condensed financial statements
          are an integral part of these balance sheets.
                    FIRST CHURCH FINANCING CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               For the Six Months Ended
                                                 June 30,     June 30,
                                                   1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $   20,597   $   18,698
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Gain on liquidation of mortgage loans       (10,288)     (45,032)
      Amortization of discount on
        mortgage loans                            (13,550)     (14,614)
      Amortization of deferred issuance
        costs                                      24,283       61,235
      Amortization of other deferred costs          3,768        3,766
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                   14,022       56,737
          Accrued interest receivable               2,517      (12,266)
          Tax refund due from Parent               10,424            -
        Increase (Decrease) in -
          Accrued interest payable                 (8,830)     (42,118)
          Due to affiliate                           (106)       2,734
          Accrued income taxes payable                  -      (14,500)
    Net cash provided by operating activities      42,837       14,640
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on
      mortgage loans                              324,924    1,330,950
    Net cash provided by investing activities     324,924    1,330,950
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Repayment of mortgage-backed bonds           (333,000)  (1,348,000)
    Net repayments on notes payable
      to affiliate                                (30,000)      (5,000)
    Net cash used in financing activities        (363,000)  (1,353,000)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       4,761       (7,410)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         4,623        9,366
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    9,384   $    1,956
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period            $  433,160   $  503,000
    Income taxes paid during the period        $    2,976   $   26,500

         The accompanying notes to condensed financial statements
                 are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          June 30, 1997
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
   Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at June 30, 1997, consist of the following:

                                                     Outstanding
                                                      Principal
                                        Original       Amount
                   Date of   Stated     Principal        at
Series    Rate      Bonds   Maturity     Amounts       6/30/97
   1      8.25%   3/1/93    3/10/08   $ 4,586,000   $2,763,000
   2      8.75%   8/1/94    8/10/09     4,456,000    3,207,000
   3      8.00%  12/1/95   12/10/10     4,223,000    4,002,000
                                      $13,265,000   $9,972,000

   The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
   The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
   All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
   The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
               MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                     June 30, 1997 and 1996
     The Company issued no new Bonds during the second quarter of 1997 or 1996. A total of $112,000 of Bonds were repaid during the second quarter of 1997 compared to $141,000 in the second quarter of 1996. The difference in Bond repayments during each of the second quarter periods is primarily due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest, were $254,000 in the second quarter of 1997 compared to $269,000 in the second quarter of 1996. Total expenses, consisting primarily of interest, were $234,000 in the second quarter of 1997 compared to $248,000 in the second quarter of 1996. The decreases in revenues and expenses for the second quarter of 1997 compared to the second quarter of 1996 are due to loan repayments and bond redemptions during and between such periods. Net income for the second quarter of 1997 was $12,000 compared to $13,000 in the second quarter of 1996.
            Results of Operations - Six Months Ended
                     June 30, 1997 and 1996
     The Company issued no new series of Bonds in the first six months of 1997 or 1996. A total of $333,000 of Bonds were repaid during the first six months of 1997 compared to $1,348,000 in the first six months of 1996. The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest income, were $513,000 in 1997 compared to $588,000 in 1996. Total expenses, consisting primarily of interest expense, were $479,000 in 1997 compared to $557,000 in 1996. The decreases in revenues and expenses for the first six months of 1997 compared to the first six months of 1996 are due to loan repayments and bond redemptions during and between such periods. Net income for the first six months of 1997 was $21,000 compared to $19,000 for the first six months of 1996.
     Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments including any prepayments received on the Loans were $333,000 in the first six months of 1997 compared to $1,331,000 in the first six months of 1996. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At June 30, 1997, there were $9,972,000 of Bonds outstanding collateralized by $10,254,000 of Loans at maturity value.
                             PART II
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:
                    None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  FIRST CHURCH FINANCING CORPORATION
Dated:  August 12, 1997           By
                                        Scott D. Rolfs
                                        President
Dated:  August 12, 1997           By
                                        Dennis A. Wallestad
                                        Secretary & Treasurer
                          EXHIBIT INDEX
Exhibit
Number                            Description
  27                              Financial Data Schedule