Form 10-Q
period 1997-09-30
FIRST CHURCH FINANCING CORP
filed 1997-11-12
CIK 863899

                           Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-20345
               FIRST CHURCH FINANCING CORPORATION
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1997 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
H(1)(a)
and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE
REDUCED
DISCLOSURE FORMAT.
                             PART I
              FIRST CHURCH FINANCING CORPORATION
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                   For the Three Months Ended
                                   September 30, September 30,
                                       1997          1996
Revenues:
  Interest income                   $239,239      $253,011
  Other income                        11,182        10,829
      Total revenues                 250,421       263,840
Expenses:
  Interest expense                   206,596       219,593
  Amortization of deferred issuance
   costs                              12,380        12,206
  Servicing fees                       8,938         9,453
  Other                                4,775         5,144
      Total expenses                 232,689       246,396
Income before income taxes            17,732        17,444
Provision for income taxes             7,000         7,000
      Net income                    $ 10,732      $ 10,444

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                     For the Nine Months Ended
                                     September 30, September 30,
                                        1997           1996
Revenues:
  Interest income                    $728,034       $781,446
  Other income                         35,020         70,477
      Total revenues                  763,054        851,923
Expenses:
  Interest expense                    630,819        680,319
  Amortization of deferred issuance
   costs                               36,663         73,441
  Servicing fees                       27,240         29,478
  Other                                16,603         20,544
      Total expenses                  711,325        803,782
Income before income taxes             51,729         48,141
Provision for income taxes             20,400         19,000
      Net income                     $ 31,329       $ 29,141

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                   CONDENSED BALANCE SHEETS
                          (Unaudited)

                                     September 30, December 31,
                                         1997         1996
ASSETS
  Cash and cash equivalents         $     7,567   $     4,623
  Assets held by trustee                221,638       307,046
  Accrued interest receivable            77,715        81,375
  Mortgage loans held by trustee
   (net of purchase discount of
   $315,554 and $350,575,
   respectively)                      9,790,695    10,227,998
  Deferred issuance costs               312,732       349,395
  Tax refund due from Parent                  -        15,756
  Other assets                            3,140         8,792
      Total assets                  $10,413,487   $10,994,985
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable          $   170,402   $   228,416
  Mortgage-Backed bonds payable       9,779,000    10,305,000
  Due to affiliate                        1,604           586
  Note payable to affiliate              55,000        85,000
  Accrued income taxes payable              168             -
      Total liabilities              10,006,174    10,619,002
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                         1,000         1,000
  Additional paid-in capital            269,631       269,631
  Retained earnings                     136,682       105,352
      Total stockholder's equity        407,313       375,983
      Total liabilities and
        stockholder's equity        $10,413,487   $10,994,985

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
                   FIRST CHURCH FINANCING CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                             For the Nine Months Ended
                                               Sept. 30,   Sept. 30,
                                                 1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $ 31,329  $   29,141
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on liquidation of mortgage loans    (15,577)    (48,852)
      Amortization of discount on mortgage
        loans                                  (19,443)    (21,625)
      Amortization of deferred issuance
        costs                                   36,663      73,441
      Amortization of other deferred costs       5,653       5,653
    Change in assets and liabilities:
     Decrease (Increase) in -
      Assets held by trustee                    85,408     133,284
      Accrued interest receivable                3,660     (11,386)
      Tax refund due from Parent                15,756           -
     Increase (Decrease) in -
       Accrued interest payable                (58,014)    (97,498)
       Due to B. C. Ziegler and Company          1,018       7,472
       Accrued income taxes payable                168     (15,500)
    Net cash provided by operating
      activities                                86,621      54,130
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on mortgage
    loans                                      472,323   1,444,889
    Net cash provided by investing
      activities                               472,323   1,444,889
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of mortgage-backed bonds         (526,000) (1,507,000)
  Net repayments on notes payable to
    affiliate                                  (30,000)          -
    Net cash used in financing activities     (556,000) (1,507,000)
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    2,944      (7,981)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                         4,623       9,366
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  7,567    $  1,385
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period           $687,814    $775,345
    Income taxes paid during the period       $  4,476    $ 34,500

       The accompanying notes to condensed financial statements
               are an integral part of these statements.
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1997
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Note B -- Mortgage-Backed Bonds
     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at September 30, 1997, consist of the following:
[CAPTION]

                                                     Outstanding
                                                      Principal
                  Date of     Stated     Principal    Amount At
 Series   Rate     Bonds     Maturity     Amounts      9/30/97
    1     8.25%    3/1/93     3/10/08  $ 4,586,000   $2,668,000
    2     8.75%    8/1/94     8/10/09    4,456,000    3,109,000
    3     8.00%   12/1/95    12/10/10    4,223,000    4,002,000
                                       $13,265,000   $9,779,000

     The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
     The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
     All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
     The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
                MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                   September 30, 1997 and 1996
     The Company issued no new Bonds during the third quarter of 1997 or
1996. A total of $193,000 of Bonds were repaid during the third quarter of 1997 compared to $159,000 in the third quarter of 1996.
     Revenues, consisting primarily of interest, were $250,000 in the third quarter of 1997 compared to $264,000 in the third quarter of 1996. Total expenses, consisting primarily of interest, were $233,000 in the third quarter of 1997 compared to $246,000 in the third quarter of 1996. The decreases in revenues and expenses for the third quarter of 1997 compared to the third quarter of 1996 are due to loan repayments and bond redemptions during and between such periods. Net income for the third quarter of 1997 was $11,000 compared to $10,000 in the third quarter of 1996.
            Results of Operations - Nine Months Ended
                   September 30, 1997 and 1996
     The Company issued no new series of Bonds in the first nine months of 1997 or 1996. A total of $526,000 of Bonds were repaid during the first nine months of 1997 compared to $1,507,000 in the first nine months of 1996.
     Revenues, consisting primarily of interest income, were $763,000 in 1997 compared to $852,000 in 1996. Total expenses, consisting primarily of interest expense, were $711,000 in 1997 compared to $804,000 in 1996. The decreases in revenues and expenses for the first nine months of 1997 compared to the first nine months of 1996 are due to loan repayments and bond redemptions during and between such periods. Net income for the first nine months of 1997 was $31,000 compared to $29,000 for the first nine months of 1996.
     Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments including any prepayments received on the Loans were $472,000 in the first nine months of 1997 compared to $1,445,000 in the first nine months of 1996. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At September 30, 1997, there were $9,779,000 of Bonds outstanding collateralized by $10,106,000 of Loans at maturity value.
                             PART II
Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.          Description
                        27               Financial Data Schedule
          (b)  Reports on Form 8-K:
                      None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST CHURCH FINANCING CORPORATION
Dated:  November 12, 1997          By /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President
Dated:  November 12, 1997          By /s/ Dennis A. Wallestad
                                        Dennis A. Wallestad
                                        Secretary & Treasurer
                                EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule