Form 10-K
period 1997-12-31
FIRST CHURCH FINANCING CORP
filed 1998-03-24
CIK 863899

Form 10-K
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997
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
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
          (Address of principal executive offices)     (Zip Code)
    Registrant's telephone number, including area code:  (414) 334-5521
     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  (X)      No  ( )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
Aggregate market value of voting stock held by nonaffiliates of the registrant: None
The number of shares outstanding of the registrant's Common stock, par value $1.00 per share, at February 28, 1998 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                DOCUMENTS INCORPORATED BY REFERENCE:  NONE
                                 FORM 10-K
                    FIRST CHURCH FINANCING CORPORATION
                                  PART I
Item 1 -    Business
      First Church Financing Corporation (the "Company") was incorporated in the state of Wisconsin on May 3, 1990 and is a wholly-owned subsidiary of The Ziegler Companies, Inc. (the "Parent"). The Company was organized to facilitate the financing of mortgage loans and does not intend to engage in any other business activities. The Company began doing business on March 24, 1993, when it issued its first series of bonds. The Parent is a Wisconsin corporation whose shares trade on the American Stock Exchange.
      The Company was organized to securitize mortgages on church properties for offerings to the public and is not permitted and does not intend to engage in any business or investment activities other than those described in its Articles of Incorporation. Article 3 of the Issuer's Articles of Incorporation provides that the purposes for which the Issuer is formed are
(i) to issue bonds secured by promissory notes secured by first liens on real estate, (ii) to purchase or otherwise acquire, own, hold, transfer, convey, assign, pledge, mortgage, finance, refinance and otherwise deal with such mortgage collateral, (iii) to invest and reinvest the payments received with respect to the mortgage collateral and from any disposition or liquidation of the mortgage collateral, and (iv) to engage in any activities incidental and necessary for such purposes.
      As of December 31, 1997, the Company has issued three series of mortgage-backed bonds totaling $13,265,000. One series was issued in 1993 for $4,586,000, a second series was issued in 1994 for $4,456,000, and a third series was issued in 1995 for $4,223,000. The mortgage-backed bonds are collateralized by pools of loans secured by first mortgages on church buildings and properties. The loans and mortgages in the pools typically originate from church financings which are too small in principal amount to support a separate public offering of bonds.
      B. C. Ziegler and Company, also a wholly-owned subsidiary of the Parent, acts as underwriter of the mortgage-backed bonds, for which it receives a fee.
      Ziegler Financing Corporation, also a wholly-owned subsidiary of the Parent, sold the mortgage loans to the Company and acts as servicer of the mortgage loans. The mortgage loans purchased from Ziegler Financing Corporation by the Company are at cost less loan fees charged to the borrower. The monthly servicing fee paid to Ziegler Financing Corporation by the Company is equal to .0292% of the average outstanding principal balance of the mortgage loans during the preceding month.
      There are no employees of the Company.
Item 2 -    Properties
      The Company headquarters is located in West Bend, Wisconsin, at the offices owned by the Parent. The Company owns no real estate and leases no office space.
Item 3 -    Legal Proceedings
      The Company is not a party to any pending legal proceedings.
Item 4 -    Submission of Matters to a Vote of Security Holders
      (Omitted pursuant to General Instruction J)
                                  PART II
Item 5 -    Market for the Company's Common Equity and Related Stockholder
            Matters
      There is no market for the common stock of the Company. The Parent owns 100% of the issued and outstanding shares of the Company.
Item 6 -    Selected Financial Data
      (Omitted pursuant to General Instruction J)
Item 7 -    Management's Narrative Analysis of Results of Operations
      (Pursuant to General Instruction J)
      The Company began doing business during the first quarter of 1993. In March, 1993, the Company issued its first series of mortgage-backed bonds (the "Bonds") totaling $4,586,000. The second series of Bonds was issued in August, 1994, totaling $4,456,000. The third series of Bonds was issued in December, 1995, totaling $4,223,000.
      Total revenues, consisting primarily of interest income, were $1,013,000 in 1997 compared to $1,113,000 in 1996, a decrease of $100,000 or
9%. Total expenses, consisting primarily of interest expense, were $948,000 in 1997 compared to $1,048,000 in 1996, a decrease of $100,000 or 9%. The decrease in both total revenues and total expenses is due to a reduction in outstanding notes and bonds. Net income was $39,000 in 1997 compared to $40,000 in 1996.
      Total revenues, consisting primarily of interest income, were $1,113,000 in 1996 compared to $852,000 in 1995, an increase of $261,000 or
31%. Total expenses, consisting primarily of interest expense, were $1,048,000 in 1996 compared to $799,000 in 1995, an increase of $249,000 or
31%. The increases in both total revenues and total expenses are due to the third series of bonds being outstanding for a full year in 1996. Net income was $40,000 in 1996 compared to $32,000 in 1995, an increase of $8,000 or 25%.
      Each series of bonds is structured in a manner such that funds received from the mortgage loans are sufficient to fund interest and principal payments on the Bonds as well as other expenses of the Company. All payments of principal and interest on the church mortgage loans securing the Bonds have been received by the Company. Principal payments received on mortgage loans were $1,214,000 in 1997; $1,581,000 in 1996; and $927,000 in 1995.
Bond redemptions totaled $1,219,000 in 1997; $1,592,000 in 1996; and $940,000 in 1995.
      Ziegler Financing Corporation, a related corporation, acts as servicer for the mortgage loans for which it receives a fee. The monthly fee is equal to .0292% of the average outstanding principal balance of the mortgage loans during the preceding month. Servicing fees paid Ziegler Financing Corporation were $36,000 in 1997; $38,000 in 1996; and $29,000 in 1995. At
December 31, 1997, there were $9,086,000 of Bonds outstanding collateralized by approximately $9,364,000 of mortgage loans.
Item 8 -    Financial Statements and Supplementary Data
      The Financial Statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in the Financial Statements section included herein for the years ended December 31, 1997 and 1996.
                                 PART III
Item 9 -    Disagreements with Accountants on Accounting and Financial
            Disclosure
      There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal years 1997 and 1996.
Item 10 -   Directors and Executive Officers of the Company
      (Omitted pursuant to General Instruction J)
Item 11 -   Executive Compensation
      (Omitted pursuant to General Instruction J)
Item 12 -   Security Ownership of Certain Beneficial Owners and Management
      (Omitted pursuant to General Instruction J)
Item 13 -   Certain Relationships and Related Transactions
      (Omitted pursuant to General Instruction J)
                                   PART IV
Item 14 -   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a)   Documents list
            1.    Financial Statements:
                  -     Report of Independent Public Accountants (Page 10)
                  -     Balance Sheets as of December 31, 1997 and 1996
                        (Page 11)
                  -     Statements of Income for the Years Ended
                        December 31, 1997, 1996 and 1995 (Page 12)
                  - Statements of Stockholder's Equity for the Years Ended December 31, 1997, 1996 and 1995 (Page 13)
                  -     Statements of Cash Flows for the Years Ended
                        December 31, 1997, 1996 and 1995 (Page 14)
                  -     Notes to Financial Statements, dated as of
                        December 31, 1997 and 1996 (Page 15)
            2.    Financial Statement Schedules - None
            3.    Exhibits
                  (3) Articles of Incorporation and Bylaws of the Company (incorporated herein by reference to exhibits 3.1 and 3.2, respectively, to the Company's Registration Statement on Form S-11).
                  (4)   (A)   Indenture dated as of March 1, 1993, between
                              the Company and M&I First National Bank, West
                              Bend (incorporated by reference to Exhibit 4.1
                              to Form 8-K dated March 24, 1993).
                        (B)   First Supplemental Indenture dated as of March
                              1, 1993, between the Company and M&I First
                              National Bank, West Bend (incorporated herein
                              by reference to Exhibit 4.2 to Form 8-K dated
                              March 24, 1993).
                        (C)   Second Supplemental Indenture dated as of
                              August 1, 1994, between the Company and M&I
                              First National Bank, West Bend (incorporated
                              herein by reference to Exhibit 4.1 to Form 8-K
                              dated July 20, 1994).
                        (D)   Supplemental Indenture 1-A, dated as of
                              November 1, 1994, between the Company and M&I
                              First National Bank, West Bend (incorporated
                              herein by reference to Exhibit 4.4 to Form
                              10-Q dated September 30, 1994).
                        (E)   Third Supplemental Indenture dated as of
                              December 1, 1995, between the Company and M&I
                              First National Bank, West Bend (incorporated
                              herein by reference to Exhibit 4.1 to Form 8-K
                              dated December 1, 1995).
                  (10) Form of Underwriting Agreement dated March 1, 1993, between the Company and B. C. Ziegler and Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-11).
      (b)   Reports on Form 8-K
            None
      (c)   Exhibits Required by Item 601 of Regulation S-K
            Included in Item (a)(3) above.
      (d)   Financial Statement Schedules required by Regulation S-X
            None
                                SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    FIRST CHURCH FINANCING CORPORATION
March 20, 1998                      By /s/ Scott D. Rolfs
                                          Scott D. Rolfs
                                          President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
     Signature                         Title                   Date
/s/ Scott D. Rolfs            President and Director       March 20, 1998
Scott D. Rolfs                (Chief Executive Officer)


/s/ D. Wallestad              Treasurer, Secretary and     March 20, 1998
Dennis A. Wallestad           Director
                              (Principal Financial and
                               Accounting Officer)

INDEX TO FINANCIAL STATEMENTS
The following financial statements are referenced in Item 8:
                                                                  Page
      Report of Independent Public Accountants                     10
      Balance Sheets as of December 31, 1997 and 1996              11
      Statements of Income for the Years Ended
       December 31, 1997, 1996 and 1995                            12
      Statements of Stockholder's Equity for the Years Ended
       December 31, 1997, 1996 and 1995                            13
      Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996 and 1995                            14
      Notes to Financial Statements, dated as of
       December 31, 1997 and 1996                                  15
      Exhibit 27 Financial Data Schedule                           20

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholder and Board of Directors of
  First Church Financing Corporation:
      We have audited the accompanying balance sheets of FIRST CHURCH FINANCING CORPORATION (a Wisconsin corporation and a wholly owned subsidiary of The Ziegler Companies, Inc.) as of December 31, 1997 and 1996, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Church Financing Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
                                    /s/ Arthur Andersen LLP
                                    ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 6, 1998.
                          FIRST CHURCH FINANCING CORPORATION
                                   BALANCE SHEETS
                          AS OF DECEMBER 31, 1997 and 1996

                                                               1997          1996
ASSETS
Cash                                                        $    4,607   $     4,623
Assets held by trustee                                         270,679       307,046
Accrued interest receivable                                     71,867        81,375
Mortgage loans held by trustee (net of purchase
 discounts of $286,608 and $350,575, respectively)           9,077,790    10,227,998
Deferred issuance costs                                        284,540       349,395
Tax refund due from Parent                                      16,670        15,756
Other assets                                                     1,256         8,792
      Total assets                                          $9,727,409   $10,994,985
LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued interest payable                                    $  190,368   $   228,416
Mortgage-Backed bonds payable                                9,086,000    10,305,000
Due to affiliate                                                   585           586
Note payable to affiliate                                       35,000        85,000
      Total liabilities                                      9,311,953    10,619,002
Stockholder's Equity:
Common Stock, $1 par value; 50,000 shares authorized;
 1,000 shares issued and outstanding                             1,000         1,000
Additional paid-in capital                                     269,631       269,631
Retained earnings                                              144,825       105,352
      Total stockholder's equity                               415,456       375,983
      Total liabilities and stockholder's equity            $9,727,409   $10,994,985

                   The accompanying notes to financial statements
                    are an integral part of these balance sheets.

                      FIRST CHURCH FINANCING CORPORATION
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                               1997         1996        1995
Revenues:
Interest income                             $  949,208   $1,031,239   $793,852
Other income                                    63,966       81,862     58,607
    Total revenues                           1,013,174    1,113,101    852,459
Expenses:
Interest expense                               822,344      897,553    691,364
Amortization of deferred issuance costs         64,854       83,413     55,393
Servicing fees                                  35,697       38,831     28,920
Other                                           25,006       27,941     23,079
    Total expenses                             947,901    1,047,738    798,756
Income before income taxes                      65,273       65,363     53,703
Provision for income taxes                      25,800       25,800     21,500
    Net income                              $   39,473   $   39,563   $ 32,203

                The accompanying notes to financial statements
                   are an integral part of these statements.

                      FIRST CHURCH FINANCING CORPORATION
                      STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                              Additional
                                    Common     Paid-In     Retained
                                    Stock      Capital     Earnings     Total

BALANCE, December 31, 1994         $  1,000    $269,631    $ 33,586   $304,217
  Net income                              -           -      32,203     32,203
BALANCE, December 31, 1995            1,000     269,631      65,789    336,420
  Net income                              -           -      39,563     39,563
BALANCE, December 31, 1996            1,000     269,631     105,352    375,983
  Net income                              -           -      39,473     39,473
BALANCE, December 31, 1997         $  1,000    $269,631    $144,825   $415,456

                The accompanying notes to financial statements
                   are an integral part of these statements.

                            FIRST CHURCH FINANCING CORPORATION
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                                         1997        1996        1995
Cash flows from operating activities:
 Net income                                           $   39,473  $   39,563  $   32,203
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Gain on liquidation of mortgage loans                 (38,391)    (53,308)    (31,956)
   Amortization of discount on mortgage loans            (25,573)    (28,554))   (22,260)
   Amortization of deferred issuance costs                64,854      83,413      55,393
   Amortization of other deferred costs                    7,536       7,536       7,536
   Change in assets and liabilities:
    Decrease (Increase) in -
     Assets held by trustee                               36,367      53,378     (21,881)
     Accrued interest receivable                           9,508     (10,330)     (2,514)
     Tax refund due from Parent                             (915)    (15,756)          -
    Increase (Decrease) in -
     Accrued interest payable                            (38,048)    (48,352)        (35)
     Due to affiliate                                         (1)        386      (2,144)
     Accrued income taxes payable                              -     (17,207)      6,778
  Net cash provided by operating activities               54,810      10,769      21,120
Cash flows from investing activities:
 Proceeds from -
  Principal payments on mortgage loans                 1,214,174   1,581,488     926,961
 Payments for -
  Purchase of mortgage loans                                   -           -  (4,149,597)
  Net cash provided by (used in)
   investing activities                                1,214,174   1,581,488  (3,222,636)
Cash flows from financing activities:
 Proceeds from -
  Issuance of note payable to affiliate                        -           -      90,000
  Issuance of mortgage-backed bonds                            -           -   4,054,080
 Payments for -
  Repayment of note payable to affiliate                 (50,000)     (5,000)          -
  Redemption of mortgage-backed bonds                 (1,219,000) (1,592,000)   (940,000)
  Net cash provided by (used in)
   financing activities                               (1,269,000) (1,597,000)  3,204,080
Net increase (decrease) in cash                              (16)     (4,743)      2,564
Cash at beginning of period                                4,623       9,366       6,802
Cash at end of period                                 $    4,607  $    4,623  $    9,366
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the period                        $860,000    $946,000    $691,000
 Income taxes paid during the period                    $ 27,000    $ 59,000    $ 15,000

                      The accompanying notes to financial statements
                         are an integral part of these statements.
                    FIRST CHURCH FINANCING CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 and 1996
(1)   Organization
      First Church Financing Corporation (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans on church properties. The Company is a wholly-owned subsidiary of The Ziegler Companies, Inc. (the "Parent").
(2)   Summary of Significant Accounting Policies
      Mortgage loans (the "Loans") are carried at face value less unamortized purchase discount. The purchase discount on the loans is amortized over the life of the mortgage-backed bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method.
      Deferred bond issuance costs consist of underwriting discounts. Such costs are amortized over the life of the Bonds using the bonds outstanding method which approximates the effective interest rate method.
      Cash equivalents are defined as unrestricted short-term investments maturing within three months of the date of purchase.
      Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
      Income taxes
      The Company is included in a consolidated Federal income tax return filed by its Parent. The consolidated tax provision is allocated among the Parent and its subsidiaries based on their respective contributions to consolidated taxable income.
      Certain income and expense items may be accounted for in different periods for financial reporting purposes than for income tax purposes.
      If necessary, appropriate provisions are made in the Company's financial statements for deferred income taxes in recognition of these temporary differences.
(3)   Mortgage Loans
      The Loans consist of fixed-interest rate, full recourse real estate loans evidenced by promissory notes secured by mortgages. The Loans are generally fully amortized over a 15-year period. Prepayments may be made under specified conditions. Principal and interest payments received from the Loans are received by the servicer and deposited with the trustee. These funds are used to meet semiannual interest payments on the Bonds, to reduce the outstanding principal balance of the Bonds, and to pay operating expenses of the Company.
(4)   Mortgage-Backed Bonds
      The Bonds originally issued and outstanding at December 31, 1997, consist of the following:

                                                                Outstanding
                                                   Original      Principal
                         Date of      Stated       Principal       Amount
      Series   Rate       Bonds      Maturity       Amounts     at 12/31/97
         1     8.25%      3/1/93      3/10/08    $ 4,586,000     $2,668,000
         2     8.75%      8/1/94      8/10/09      4,456,000      2,491,000
         3     8.00%     12/1/95     12/10/10      4,223,000      3,927,000
                                                 $13,265,000     $9,086,000

      The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Loans which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
      The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
      All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
      The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for that series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
      In the event of default on the Loans, the Series 1 Bonds are nonrecourse to the Company. The holders of the Series 1 Bonds may only look to the assets securing the Bonds. The Series 2 and 3 Bonds allow recourse against any assets of the Company that are not pledged to secure other series of Bonds.
(5)   Related Parties
      B. C. Ziegler and Company, also a wholly owned subsidiary of the Parent, is the sole underwriter for the Bonds issued by the Company.
      In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to four percent of the aggregate principal amount of the Bonds offered by the Company.
      Ziegler Financing Corporation, also a wholly owned subsidiary of the Parent, is the servicer for the Loans. In its capacity as servicer, Ziegler Financing Corporation is entitled to a monthly fee equal to .0292% of the average outstanding principal balance of the Loans during the preceding month.
      The Parent has extended a note to the Company which allows the Company to borrow up to $120,000 to fund its operations. Interest on such borrowings is at a fixed rate of 8%. All amounts are due on demand. The facility was established in December 1995. Interest expense incurred for the year was not significant. At December 31, 1997, 1996 and 1995, the balance of the note was $35,000, $85,000 and $90,000, respectively.
(6)   Provision for Income Taxes-
      The provision for income taxes for the years ended December 31, 1997, 1996 and 1995, consisted of the following:

                                               1997      1996      1995
        Current Federal                       $20,360   $20,800   $17,000
        Current state                           5,440     5,000     4,500
                 Total                        $25,800   $25,800   $21,500

      The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rates:

                                                 1997      1996      1995
        Statutory Federal income tax rate        34.0%     34.0%     34.0%
        State taxes on income, net of related
         Federal income tax effect                5.5       5.5       5.5
        Other                                       -         -        .5
                                                 39.5%     39.5%     40.0%

(7)   Fair Value of Financial Instruments
      Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instruments" requires that the Company disclose the fair value of financial instruments for both assets and liabilities for which it is practicable to estimate that value. Where readily available, quoted market prices were utilized by the Company. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques. These techniques were significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The calculated fair value estimates, therefore, cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
      The book values, estimated fair values and the methods and assumptions used to estimate the fair value of the financial instruments of the Company are reflected below as of December 31, 1997 and 1996.
      Cash and cash equivalents
      The carrying amounts reported for cash and cash equivalents approximate the fair values for those amounts. For purposes of Statement No. 107, funds held by trustee are considered cash and cash equivalents.
      Loans
      The loan balances were assigned fair values based on a discounted cash flow analysis. The discount rate was based on the Company's current loan rates. The book value and estimated fair value were approximately $9,078,000 and $9,486,000 at December 31, 1997, respectively; and
      approximately $10,228,000 and $10,636,000, at December 31, 1996.
      Bonds payable
      The carrying value of bonds payable approximates the fair value which was determined based on current market rates offered on notes with similar terms and maturities.
                             INDEX TO EXHIBITS
Exhibit
Number                            Description                          Page
  3         Articles of Incorporation and Bylaws of the Company         N/A
            (incorporated herein by reference to exhibits 3.1 and 3.2, respectively, to the Company's Registration Statement
            on Form S-11).
  4(A)      Indenture dated as of March 1, 1993, between the Company    N/A
            and M&I First National Bank, West Bend (incorporated
            herein by reference to Exhibit 4.1 to Form 8-K dated
            March 24, 1993).
  4(B)      First Supplemental Indenture dated as of March 1,           N/A
            1993, between the Company and M&I First National
            Bank, West Bend (incorporated herein by reference
            to Exhibit 4.2 to Form 8-K dated March 24, 1993).
  4(C)      Second Supplemental Indenture dated as of August 1,         N/A
            1994 (incorporated herein by reference to Exhibit 4.1
            to Form 8-K dated July 20, 1994).
  4(D)      Supplemental Indenture 1-A, dated as of November 1,         N/A
            1994, between the Company and M&I First National
            Bank, West Bend (incorporated herein by reference to
            Exhibit 4.4 to Form 10-Q dated September 30, 1994).
  4(E)      Third Supplemental Indenture dated as of December 1,        N/A
            1995, between the Company and M&I First National
            Bank, West Bend (incorporated herein by reference to
            Exhibit 4.1 to Form 8-K dated December 1, 1995).
 10         Form of Underwriting Agreement dated March 1, 1993,         N/A
            between the Company and B. C. Ziegler and Company
            (incorporated herein by reference to Exhibit 1.1 to
            the Company's Registration Statement on Form S-11).
 27         Financial Data Schedule                                      20
                                                              EXHIBIT 27
                          FINANCIAL DATA SCHEDULE