Form 10-Q
period 1998-03-31
FIRST CHURCH FINANCING CORP
filed 1998-05-14
CIK 863899

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                 Commission file number 33-20345
               FIRST CHURCH FINANCING CORPORATION
     (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
        215 North Main Street, West Bend, Wisconsin 53095
      (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1998 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                             PART I
               FIRST CHURCH FINANCING CORPORATION
                 CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                      For the Three Months Ended
                                        March 31,     March 31,
                                          1998          1997
Revenues:
  Interest income                      $213,734      $246,355
  Other income                           24,871        12,029
    Total revenues                      238,605       258,384
Expenses:
  Interest expense                      184,689       213,801
  Amortization of deferred issuance
    costs                                25,899        13,771
  Servicing fees                          8,164         9,219
  Other                                   7,916         7,959
    Total expenses                      226,668       244,750
Income before income taxes               11,937        13,634
Provision for income taxes                4,700         5,400
    Net income                         $  7,237      $  8,234

    The accompanying notes to condensed financial statements
            are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                       March 31,    December 31,
                                         1998           1997
ASSETS
  Cash and cash equivalents          $    1,499    $    4,607
  Assets held by trustee                226,222       270,679
  Accrued interest receivable            66,459        71,867
  Mortgage loans held by trustee
    (net of purchase discount of
    $261,889 and $286,608,
    respectively)                     8,401,511     9,077,790
  Deferred issuance costs               258,793       284,540
  Tax refund due from Parent             11,971        16,670
  Other assets                                -         1,256
    Total assets                     $8,966,455    $9,727,409
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable           $  153,726    $  190,368
  Mortgage-backed bonds payable       8,353,000     9,086,000
  Due to affiliate                        2,035           585
  Note payable to affiliate              35,000        35,000
    Total liabilities                 8,543,761     9,311,953
  Stockholder's equity
   Common stock, $1 par value;
   50,000 shares authorized
   1,000 shares issued and
     outstanding                          1,000         1,000
  Additional paid-in capital            269,631       269,631
  Retained earnings                     152,063       144,825
    Total stockholder's equity          422,694       415,456
    Total liabilities and
     stockholder's equity            $8,966,455    $9,727,409

    The accompanying notes to condensed financial statements
          are an integral part of these balance sheets.
                    FIRST CHURCH FINANCING CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the Three Months Ended
                                                    March 31,    March 31,
                                                      1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  7,237     $  8,234
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on liquidation of mortgage loans         (18,796)      (5,203)
      Amortization of discount on mortgage
        loans                                        (6,075)      (6,825)
      Amortization of deferred issuance costs        25,899       13,771
      Amortization of other deferred costs            1,256        1,884
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                     44,457       88,797
          Accrued interest receivable                 5,408        1,251
          Tax refund due from Parent                  4,700        4,424
        Increase (Decrease) in -
          Accrued interest payable                  (36,642)     (53,582)
          Due to affiliate                            1,450        2,449
       Net cash provided by operating
         activities                                  28,894       55,200
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments on mortgage loans            700,998      161,824
      Net cash provided by investing
        activities                                  700,998      161,824
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Redemption of mortgage-backed bonds            (733,000)    (221,000)
      Net cash used in financing activities        (733,000)    (221,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS            (3,108)      (3,976)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           4,607        4,623
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  1,499     $    647
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                $220,631     $265,683
    Income taxes paid during the period            $      -     $    976

         The accompanying notes to condensed financial statements
                 are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                         March 31, 1998
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Comprehensive Income, as required to be reported by Statement of Financial Accounting Standards No. 130, is equal to Net Income.
Note B -- Mortgage-Backed Bonds
   Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at March 31, 1998, consist of the following:

                                                Outstanding
                                     Original    Principal
                Date of   Stated     Principal    Amount
Series  Rate     Bonds   Maturity     Amounts   at 3/31/98
   1     8.25%  3/1/93    3/10/08  $ 4,586,000  $2,016,000
   2     8.75%  8/1/94    8/10/09    4,456,000   2,410,000
   3     8.00% 12/1/95   12/10/10    4,223,000   3,927,000
                                   $13,265,000  $8,353,000

   The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule.  The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
   The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee.  Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
   All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
   The Bonds of any series may be redeemed in whole by
the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
               MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                     March 31, 1998 and 1997
   The Company issued no new Bonds during the first quarter of 1998 or
1997. A total of $733,000 of Bonds were repaid during the first quarter of 1998 compared to $221,000 in the first quarter of 1997. The difference in Bond repayments during each of the quarters is primarily due to different prepayment amounts received on the underlying Loans.
   Revenues, consisting primarily of interest, were $239,000 in the first quarter of 1998 compared to $258,000 in the first quarter of 1997. Total expenses, consisting primarily of interest, were approximately $227,000 in the first quarter of 1998 compared to $245,000 in the first quarter of
1997. The decreases in revenues and expenses for the first three months of 1998 compared to the first three months of 1997 are due to loan repayments and bond redemptions during and between such periods. Net income for the first quarter of 1998 was approximately $7,000 compared to $8,000 in the first quarter of 1997.
   Each series of Bonds is structured in a manner such that funds received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were $701,000 in the first quarter of 1998 compared to $162,000 in the first quarter of 1997.
   Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. Servicing fees paid Ziegler Financing Corporation were approximately $8,000 in the first quarter of
1998 and $9,000 in the first quarter of 1997.  The fee is equal to 0.292%
of the average outstanding principal balance of the Loans during the preceding month. At March 31, 1998, there were $8,353,000 of Bonds outstanding collateralized by $8,663,000 of Loans at maturity value.
                             PART II
Items 1 through 5.
          Not applicable
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:  None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST CHURCH FINANCING
                                   CORPORATION
Dated:  May 14, 1998               By   /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President
Dated:  May 14, 1998               By   /s/ Dennis A. Wallestad
                                        Dennis A. Wallestad
                                        Secretary & Treasurer
                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule