Form 10-Q
period 1998-06-30
FIRST CHURCH FINANCING CORP
filed 1998-08-12
CIK 863899

                                 Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1998
                                    OR
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                      Commission file number 33-20345
                     FIRST CHURCH FINANCING CORPORATION
          (Exact name of registrant as specified in its charter)
           Wisconsin                                       39-1670677
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
           (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1998 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                  PART I
                    FIRST CHURCH FINANCING CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                            For the Three Months Ended
                                             June 30,         June 30,
                                               1998             1997
Revenues:
  Interest income                             $192,043        $242,441
  Other income                                  21,925          11,808
      Total revenues                           213,968         254,249
Expenses:
  Interest expense                             166,138         210,422
  Amortization of deferred
    issuance costs                              21,839          10,512
  Servicing fees                                 7,291           9,083
  Other                                          1,018           3,869
      Total expenses                           196,286         233,886
Income before income                            17,682          20,363
Provision for income taxes                       7,000           8,000
Net income                                    $ 10,682        $ 12,363

         The accompanying notes to condensed financial statements are an integral part of these statements.

                     FIRST CHURCH FINANCING CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                             For the Six Months Ended
                                               June 30,       June 30,
                                                 1998           1997
Revenues:
  Interest income                             $405,778        $488,795
  Other income                                  46,795          23,838
      Total revenues                           452,573         512,633
Expenses:
  Interest expense                             350,827         424,223
  Amortization of deferred
    issuance costs                              47,739          24,283
  Servicing fees                                15,454          18,302
  Other                                          8,934          11,828
      Total expenses                           422,954         478,636
Income before income taxes                      29,619          33,997
Provision for income taxes                      11,700          13,400
      Net income                              $ 17,919        $ 20,597

         The accompanying notes to condensed financial statements are an integral part of these statements.

                     FIRST CHURCH FINANCING CORPORATION
                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                             June 30,       December 31,
                                               1998             1997
ASSETS
  Cash and cash equivalents                 $   41,843      $    4,607
  Assets held by trustee                       224,071         270,679
  Accrued interest receivable                   62,029          71,867
  Mortgage loans held by trustee
    (net of purchase discount of
    $239,965 and $286,608,
    respectively)                            7,860,856       9,077,790
  Deferred issuance costs                      236,954         284,540
  Tax refund due from Parent                     6,971          16,670
  Other assets                                       -           1,256
      Total assets                          $8,432,724      $9,727,409
LIABILITIES AND STOCKHOLDER'S
  EQUITY
  Accrued interest payable                  $  152,115      $  190,368
  Mortgage-Backed bonds payable              7,812,000       9,086,000
  Due to affiliate                                 233             585
  Note payable to affiliate                     35,000          35,000
      Total liabilities                      7,999,348       9,311,953
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                                1,000           1,000
  Additional paid-in capital                   269,631         269,631
  Retained earnings                            162,745         144,825
      Total stockholder's equity               433,376         415,456
      Total liabilities and
        stockholder's equity                $8,432,724      $9,727,409

         The accompanying notes to condensed financial statements
               are an integral part of these balance sheets.
                             FIRST CHURCH FINANCING CORPORATION
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                     For the Six Months Ended
                                                     June 30,        June 30,
                                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   17,919      $   20,597
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Gain on liquidation of mortgage loans           (35,416)        (10,288)
      Amortization of discount on
        mortgage loans                                (11,379)        (13,550)
      Amortization of deferred issuance
        costs                                          47,739          24,283
      Amortization of other deferred costs              1,256           3,768
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                       46,608          14,022
          Accrued interest receivable                   9,838           2,517
          Tax refund due from Parent                        -          10,424
        Increase (Decrease) in -
          Accrued interest payable                    (38,253)         (8,830)
          Due to affiliate                               (353)           (106)
          Accrued income taxes payable                  9,700               -
    Net cash provided by operating activities          47,659          42,837
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on
      mortgage loans                                1,263,577         324,924
    Net cash provided by investing activities       1,263,577         324,924
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Repayment of mortgage-backed bonds             (1,274,000)       (333,000)
    Net repayments on notes payable
      to affiliate                                          -         (30,000)
    Net cash used in financing activities          (1,274,000)       (363,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS              37,236           4,761
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             4,607           4,623
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   41,843      $    9,384
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                $  389,433      $  433,160
    Income taxes paid during the period            $    2,000      $    2,976

                 The accompanying notes to condensed financial statements
                         are an integral part of these statements.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 1998
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
   Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at June 30, 1998, consist of the following:

                                                               Outstanding
                                                                Principal
                                                Original         Amount
                      Date of      Stated       Principal          at
Series     Rate        Bonds      Maturity       Amounts         6/30/98
   1       8.25%      3/1/93      3/10/08      $ 4,586,000     $2,016,000
   2       8.75%      8/1/94      8/10/09        4,456,000      1,948,000
   3       8.00%     12/1/95     12/10/10        4,223,000      3,848,000
                                               $13,265,000     $7,812,000

   The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
   The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
   All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
   The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
                     MANAGEMENT'S NARRATIVE ANALYSIS OF
                           RESULTS OF OPERATIONS
                Results of Operations - Three Months Ended
                          June 30, 1998 and 1997
      The Company issued no new Bonds during the second quarter of 1998 or 1997. A total of $541,000 of Bonds were repaid during the second quarter of 1998 compared to $112,000 in the second quarter of 1997. The difference in Bond repayments during each of the second quarter periods is primarily due to different prepayment amounts received on the Loans.
      Revenues, consisting primarily of interest, were $214,000 in the second quarter of 1998 compared to $254,000 in the second quarter of 1997. Total expenses, consisting primarily of interest, were $196,000 in the second quarter of 1998 compared to $234,000 in the second quarter of 1997. The decreases in revenues and expenses for the second quarter of 1998 compared to the second quarter of 1997 are due to loan repayments and bond redemptions during and between such periods. Net income for the second quarter of 1998 was $11,000 compared to $12,000 in the second quarter of 1997.
                 Results of Operations - Six Months Ended
                          June 30, 1998 and 1997
      The Company issued no new series of Bonds in the first six months of 1998 or 1997. A total of $1,274,000 of Bonds were repaid during the first six months of 1998 compared to $333,000 in the first six months of 1997. The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.
      Revenues, consisting primarily of interest income, were $453,000 in 1998 compared to $513,000 in 1997. Total expenses, consisting primarily of interest expense, were $423,000 in 1998 compared to $479,000 in 1997. The decreases in revenues and expenses for the first six months of 1998 compared to the first six months of 1997 are due to loan repayments and bond redemptions during and between such periods. Net income for the first six months of 1998 was $18,000 compared to $21,000 for the first six months of 1997.
      Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments including any prepayments received on the Loans were $1,264,000 in the first six months of 1998 compared to $333,000 in the first six months of 1997. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At June 30, 1998, there were $7,812,000 of Bonds outstanding collateralized by $8,101,000 of Loans at maturity value.
      The Company expects to have its primary computer systems Year 2000 compliant by the second quarter of 1999. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
                                   PART II
Item 6.     Exhibits and Reports on Form 8-K
            (a)   Exhibits:
                        Exhibit No.             Description
                            27                  Financial Data Schedule
            (b)   Reports on Form 8-K:
                        None
                                SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        FIRST CHURCH FINANCING CORPORATION
Dated:  August 12, 1998                 By /s/ Scott D. Rolfs
                                                Scott D. Rolfs
                                                President
Dated:  August 12, 1998                 By /s/ D. Wallestad
                                                Dennis A. Wallestad
                                                Secretary & Treasurer
                                EXHIBIT INDEX
Exhibit
Number                                  Description
  27                                    Financial Data Schedule