Form 10-Q
period 1998-09-30
FIRST CHURCH FINANCING CORP
filed 1998-11-13
CIK 863899

                           Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-20345
               FIRST CHURCH FINANCING CORPORATION
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1998 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             PART I
              FIRST CHURCH FINANCING CORPORATION
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                   For the Three Months Ended
                                   September 30, September 30,
                                       1998          1997
Revenues:
  Interest income                   $169,527      $239,239
  Other income                        47,720        11,182
      Total revenues                 217,247       250,421
Expenses:
  Interest expense                   144,100       206,596
  Amortization of deferred issuance
   costs                              41,995        12,380
  Servicing fees                       6,670         8,938
  Other                                7,091         4,775
      Total expenses                 199,856       232,689
Income before income taxes            17,391        17,732
Provision for income taxes             6,900         7,000
      Net income                    $ 10,491      $ 10,732

   The accompanying notes to condensed financial statements are an integral part of these statements.

               FIRST CHURCH FINANCING CORPORATION
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)

                                     For the Nine Months Ended
                                    September 30,  September 30,
                                        1998           1997
Revenues:
  Interest income                    $575,304       $728,034
  Other income                         94,515         35,020
      Total revenues                  669,819        763,054
Expenses:
  Interest expense                    494,927        630,819
  Amortization of deferred issuance
   costs                               89,734         36,663
  Servicing fees                       22,124         27,240
  Other                                16,024         16,603
      Total expenses                  622,809        711,325
Income before income taxes             47,010         51,729
Provision for income taxes             18,600         20,400
      Net income                     $ 28,410       $ 31,329

   The accompanying notes to condensed financial statements
           are an integral part of these statements.
               FIRST CHURCH FINANCING CORPORATION
                   CONDENSED BALANCE SHEETS
                          (Unaudited)

                                     September 30, December 31,
                                         1998         1997
ASSETS
  Cash and cash equivalents          $   13,094    $    4,607
  Assets held by trustee                195,727       270,679
  Accrued interest receivable            52,637        71,867
  Mortgage loans held by trustee
   (net of purchase discount of
   $199,081 and $286,608,
   respectively)                      6,664,691     9,077,790
  Deferred issuance costs               194,959       284,540
  Tax refund due from Parent              1,071        16,670
  Other assets                                -         1,256
      Total assets                   $7,122,179    $9,727,409
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable           $  122,330    $  190,368
  Mortgage-Backed bonds payable       6,554,000     9,086,000
  Due to affiliate                        1,982           585
  Note payable to affiliate                   -        35,000
      Total liabilities               6,678,312     9,311,953
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                         1,000         1,000
  Additional paid-in capital            269,631       269,631
  Retained earnings                     173,236       144,825
      Total stockholder's equity        443,867       415,456
      Total liabilities and
        stockholder's equity         $7,122,179    $9,727,409

   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.
                   FIRST CHURCH FINANCING CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                            For the Nine Months Ended
                                              Sept. 30,    Sept. 30,
                                                1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $   28,410    $ 31,329
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on liquidation of mortgage loans    (71,605)    (15,577)
      Amortization of discount on mortgage
        loans                                  (16,074)    (19,443)
      Amortization of deferred issuance
        costs                                   89,734      36,663
      Amortization of other assets               1,256       5,653
    Change in assets and liabilities:
      Decrease (Increase) in -
        Assets held by trustee                  74,952      85,408
        Accrued interest receivable             19,230       3,660
        Tax refund due from Parent              15,600      15,756
      Increase (Decrease) in -
        Accrued interest payable               (68,039)    (58,014)
        Due to B. C. Ziegler and Company         1,397       1,018
        Accrued income taxes payable                 -         168
    Net cash provided by operating
      activities                                74,861      86,621
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on mortgage
    loans                                    2,500,626     472,323
    Net cash provided by investing
      activities                             2,500,626     472,323
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of mortgage-backed bonds       (2,532,000)   (526,000)
  Net repayments on notes payable to
    affiliate                                  (35,000)    (30,000)
    Net cash used in financing activities   (2,567,000)   (556,000)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                    8,487       2,944
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                         4,607       4,623
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  13,094    $  7,567
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period         $  563,000    $688,000
    Income taxes paid during the period     $    3,000    $  4,000

       The accompanying notes to condensed financial statements
               are an integral part of these statements.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                       September 30, 1998
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Note B -- Mortgage-Backed Bonds
     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at September 30, 1998, consist of the following:

                                                     Outstanding
                                                      Principal
                  Date of     Stated     Principal    Amount At
 Series   Rate     Bonds     Maturity    Amounts      9/30/98
    1     8.25%    3/1/93     3/10/08  $ 4,586,000  $1,491,000
    2     8.75%    8/1/94     8/10/09    4,456,000   1,898,000
    3     8.00%   12/1/95    12/10/10    4,223,000   3,165,000
                                       $13,265,000  $6,554,000

     The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
     The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
     All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
     The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
                MANAGEMENT'S NARRATIVE ANALYSIS OF
                      RESULTS OF OPERATIONS
           Results of Operations - Three Months Ended
                   September 30, 1998 and 1997
     The Company issued no new Bonds during the third quarter of 1998 or 1997. A total of $1,258,000 of Bonds were repaid during the third quarter of 1998 compared to $193,000 in the third quarter of 1997. The difference in Bond repayments during each of the third quarter periods is primarily due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest, were $170,000 in the third quarter of 1998 compared to $250,000 in the third quarter of 1997. Total expenses, consisting primarily of interest, were $200,000 in the third quarter of 1998 compared to $233,000 in the third quarter of 1997. The decreases in revenues and expenses for the third quarter of 1998 compared to the third quarter of 1997 are due to loan repayments and bond redemptions during and between such periods. Net income for the third quarter of 1998 was $10,000 compared to $11,000 in the third quarter of 1997.
            Results of Operations - Nine Months Ended
                   September 30, 1998 and 1997
     The Company issued no new series of Bonds in the first nine months of 1998 or 1997. A total of $2,532,000 of Bonds were repaid during the first nine months of 1998 compared to $526,000 in the first nine months of 1997.
The difference in Bond repayments during each of the third quarter periods is primarily due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest income, were $670,000 in 1998 compared to $763,000 in 1997. Total expenses, consisting primarily of interest expense, were $623,000 in 1998 compared to $711,000 in 1997. The decreases in revenues and expenses for the first nine months of 1998 compared to the first nine months of 1997 are due to loan repayments and bond redemptions during and between such periods. Net income for the first nine months of 1998 was $28,000 compared to $31,000 for the first nine months of 1997.
     Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments including any prepayments received on the Loans were $2,501,000 in the first nine months of 1998 compared to $472,000 in the first nine months of 1997. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At September 30, 1998, there were $6,554,000 of Bonds outstanding collateralized by $6,864,000 of Loans at maturity value.
     The Company expects to have its primary computer system Year 2000 compliant by the second quarter of 1999. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.

                             PART II
Item 6.  Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.          Description
                        27               Financial Data Schedule
          (b)  Reports on Form 8-K:
                      None
                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST CHURCH FINANCING CORPORATION
Dated:  November 10, 1998          By  /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President
Dated:  November 10, 1998          By  /s/ D. Wallestad
                                        Dennis A. Wallestad
                                        Secretary & Treasurer

                                 EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule