Form 10-Q
period 1999-03-31
FIRST CHURCH FINANCING CORP
filed 1999-05-14
CIK 863899

Form 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999
                              OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                Commission file number 33-20345
              FIRST CHURCH FINANCING CORPORATION
    (Exact name of registrant as specified in its charter)
           Wisconsin                           39-1670677
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)
       215 North Main Street, West Bend, Wisconsin 53095
     (Address of principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (414) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 1999 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             PART I
              FIRST CHURCH FINANCING CORPORATION
                CONDENSED STATEMENTS OF INCOME
                          (Unaudited)
                                     For the Three Months Ended
                                        March 31,     March 31,
                                          1999          1998
Revenues:
  Interest income                      $124,610      $213,734
  Gain on liquidation of mortgage
    loans                                 2,075        18,796
  Other income                            3,442         6,075
    Total revenues                      130,127       238,605
Expenses:
  Interest expense                      103,308       184,689
  Amortization of deferred issuance
    costs                                 6,382        25,899
  Servicing fees                          4,647         8,164
  Other                                   4,346         7,916
    Total expenses                      118,683       226,668
Income before income taxes               11,444        11,937
Provision for income taxes                4,500         4,700
    Net income                         $  6,944      $  7,237

   The accompanying notes to condensed financial statements are an integral part of these statements.

               FIRST CHURCH FINANCING CORPORATION
                   CONDENSED BALANCE SHEETS
                          (Unaudited)
                                       March 31,   December 31,
                                         1999          1998
ASSETS
  Cash and cash equivalents          $    3,773    $    5,523
  Assets held by trustee                182,159       224,603
  Accrued interest receivable            40,279        40,864
  Mortgage loans held by trustee
    (net of purchase discount of
    $143,857 and $149,374,
    respectively)                     5,110,426     5,180,944
  Deferred issuance costs               138,469       144,851
    Total assets                     $5,475,106    $5,596,785
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable           $   88,332    $  102,955
  Mortgage-backed bonds payable       4,927,000     5,046,000
  Due to affiliate                        1,500             -
  Accrued income tax                      3,829           329
    Total liabilities                 5,020,661     5,149,284
  Stockholder's equity
   Common stock, $1 par value;
   50,000 shares authorized
   1,000 shares issued and
     outstanding                          1,000         1,000
  Additional paid-in capital            269,631       269,631
  Retained earnings                     183,814       176,870
    Total stockholder's equity          454,445       447,501
    Total liabilities and
     stockholder's equity            $5,475,106    $5,596,785
   The accompanying notes to condensed financial statements
         are an integral part of these balance sheets.

                     FIRST CHURCH FINANCING CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                 For the Three Months Ended
                                                    March 31,    March 31,
                                                      1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  6,944     $  7,237
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on liquidation of mortgage loans          (2,075)     (18,796)
      Amortization of discount on mortgage
        loans                                        (3,442)      (6,075)
      Amortization of deferred issuance costs         6,382       25,899
      Amortization of other assets                        -        1,256
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                     42,444       44,457
          Accrued interest receivable                   585        5,408
          Tax refund due from Parent                      -        4,700
        Increase (Decrease) in -
          Accrued interest payable                  (14,623)     (36,642)
          Due to B. C. Ziegler and Company            1,500        1,450
          Accrued income taxes payable                3,500            -
       Net cash provided by operating
         activities                                  41,215       28,894
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on mortgage
      loans                                          76,035      700,998
      Net cash provided by investing
        activities                                   76,035      700,998
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Redemption of mortgage-backed bonds            (119,000)    (733,000)
      Net cash used in financing activities        (119,000)    (733,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,750)      (3,108)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           5,523        4,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  3,773     $  1,499
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                $118,000     $221,000
    Income taxes paid during the period            $  1,000     $      -
         The accompanying notes to condensed financial statements
                 are an integral part of these statements.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                        March 31, 1998
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented.  All such adjustments are of a normal recurring nature.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at March 31, 1999, consist of the following:
                                                Outstanding
                                     Original    Principal
                Date of   Stated     Principal    Amount
Series  Rate     Bonds   Maturity     Amounts   at 3/31/99
   1     8.25%  3/1/93   3/10/08  $ 4,586,000  $1,422,000
   2     8.75%  8/1/94   8/10/09    4,456,000   1,234,000
   3     8.00% 12/1/95  12/10/10    4,223,000   2,271,000
                                  $13,265,000  $4,927,000
     The stated maturity is the date by which all Bonds will be fully paid.  Mandatory redemptions will be made from principal payments on the
Mortgage Loans (the "Loans") which serve as collateral for the Bonds.  The
Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule.  The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities when prepayments occur.
     The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee.  Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
     All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds.  Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
     The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
              MANAGEMENT'S NARRATIVE ANALYSIS OF
                     RESULTS OF OPERATIONS
          Results of Operations - Three Months Ended
                    March 31, 1999 and 1998
     The Company issued no new Bonds during the first quarter of 1999 or 1998, nor does the Company plan to issue bonds in the future. A total of $119,000 of Bonds were repaid during the first quarter of 1999 compared to $733,000 in the first quarter of 1998. The difference in Bond repayments during each of the quarters is primarily due to different prepayment amounts received on the underlying Loans.
     Revenues, consisting primarily of interest, were $130,000 in the first quarter of 1999 compared to $239,000 in the first quarter of 1998. Total expenses, consisting primarily of interest, were approximately $119,000 in the first quarter of 1999 compared to $227,000 in the first quarter of 1998. The decreases in revenues and expenses for the first three months of 1999 compared to the first three months of 1998 are due to loan repayments and bond redemptions during and between such periods. Net income for both the first quarter of 1999 and 1998 were approximately $7,000.
     Each series of Bonds is structured in a manner such that funds received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were $76,000 in the first quarter of 1999 compared to $701,000 in the first quarter of 1998. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. Servicing fees paid Ziegler Financing Corporation were approximately $5,000 in the first quarter of 1999 and $8,000 in the first quarter of 1998. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At March 31, 1999, there were $4,927,000 of Bonds outstanding collateralized by $5,254,000 of Loans at maturity value.
     The Company expects to have its primary computer system Year 2000 compliant by the second quarter of 1999. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant. Quantitative and Qualitative Disclosure about Market Risk
     Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from principal payments on the Mortgage Loans are used to retire the principal of the Mortgage-Backed Bonds Payable.
     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage loans and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.
The principal payments on the Mortgage Loans are the result of normal amortization. The table assumes that an equal amount of Mortgage-Backed Bonds Payable will be redeemed, as required by the indenture. Quoted market prices were utilized by the Company where readily available. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques.

                         Expected Maturity Dates
                             (In US dollars)
ASSETS                   1999-2003   Thereafter   Total    Fair Value
Mortgage Loans (1)      $2,198,080  $3,056,203 $5,254,283 $5,110,426
  Weighted average
    interest rate                                    9.20%
LIABILITIES
Mortgage-Backed Bonds
  Payable (1)            2,198,000   2,729,000  4,927,000  4,927,000
    Weighted average
      interest rate                                  8.26%
(1) Assumes no prepayments.

                             PART II
Items 1 through 5.
          Not applicable
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:  None
                          SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST CHURCH FINANCING
                                   CORPORATION
Dated:  May 14, 1999               By   /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President
Dated:  May 14, 1999               By   /s/ Jeffrey C. Vredenbregt
                                        Jeffrey C. Vredenbregt
                                        Acting Treasurer
                                        (Chief Accounting Officer)
                          EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule