Form 10-Q
period 1999-06-30
FIRST CHURCH FINANCING CORP
filed 1999-08-13
CIK 863899

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999
                                    OR
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                      Commission file number 33-20345
                     FIRST CHURCH FINANCING CORPORATION
          (Exact name of registrant as specified in its charter)
           Wisconsin                                       39-1670677
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
           (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (414) 334-5521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 1999 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                   PART I
                    FIRST CHURCH FINANCING CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                            For the Three Months Ended
                                             June 30,         June 30,
                                               1999             1998
Revenues:
  Interest income                             $111,364        $192,044
  Gain on liquidation of mortgage loans         17,067          16,621
  Other income                                   3,071           5,303
      Total revenues                           131,502         213,968
Expenses:
  Interest expense                              92,650         166,138
  Amortization of deferred
    issuance costs                              20,060          21,839
  Servicing fees                                 4,293           7,291
  Other                                          3,368           1,018
      Total expenses                           120,371         196,286
Income before income                            11,131          17,682
Provision for income taxes                       4,400           7,000
Net income                                    $  6,731        $ 10,682

         The accompanying notes to condensed financial statements are an integral part of these statements.

                     FIRST CHURCH FINANCING CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                             For the Six Months Ended
                                               June 30,       June 30,
                                                 1999           1998
Revenues:
  Interest income                             $235,974        $405,778
  Gain on liquidation of mortgage loans         19,142          35,416
  Other income                                   6,513          11,379
      Total revenues                           261,629         452,573
Expenses:
  Interest expense                             195,958         350,827
  Amortization of deferred
    issuance costs                              26,442          47,739
  Servicing fees                                 8,940          15,454
  Other                                          7,714           8,934
      Total expenses                           239,054         422,954
Income before income taxes                      22,575          29,619
Provision for income taxes                       8,900          11,700
      Net income                              $ 13,675        $ 17,919

         The accompanying notes to condensed financial statements are an integral part of these statements.

                     FIRST CHURCH FINANCING CORPORATION
                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                             June 30,       December 31,
                                               1999             1998
ASSETS
  Cash and cash equivalents                 $   20,102      $    5,523
  Assets held by trustee                       182,040         224,603
  Accrued interest receivable                   35,972          40,864
  Mortgage loans held by trustee
    (net of purchase discount of
    $123,719 and $149,374,
    respectively)                            4,558,706       5,180,944
  Deferred issuance costs                      118,409         144,851
  Tax refund due from Parent                    17,508               -
      Total assets                          $4,932,737      $5,596,785
LIABILITIES AND STOCKHOLDER'S
  EQUITY
  Accrued interest payable                  $   95,561      $  102,955
  Mortgage-Backed bonds payable              4,376,000       5,046,000
  Accrued income tax                                 -             329
      Total liabilities                      4,471,561       5,149,284
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                                1,000           1,000
  Additional paid-in capital                   269,631         269,631
  Retained earnings                            190,545         176,870
      Total stockholder's equity               461,176         447,501
      Total liabilities and
        stockholder's equity                $4,932,737      $5,596,785

         The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                             FIRST CHURCH FINANCING CORPORATION
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                            For the Six Months Ended
                                                             June 30,      June 30,
                                                               1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 13,675      $   17,919
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Gain on liquidation of mortgage loans                  (19,142)        (35,416)
      Amortization of discount on
        mortgage loans                                        (6,513)        (11,379)
      Amortization of deferred issuance
        costs                                                 26,442          47,739
      Amortization of other deferred costs                         -           1,256
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                              42,563          46,608
          Accrued interest receivable                          4,892           9,838
          Tax refund due from Parent                         (17,508)              -
        Increase (Decrease) in -
          Accrued interest payable                            (7,394)        (38,253)
          Due to affiliate                                         -            (353)
          Accrued income taxes payable                          (329)          9,700
    Net cash provided by operating activities                 36,686          47,659
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on
      mortgage loans                                         647,893       1,263,577
    Net cash provided by investing activities                647,893       1,263,577
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Repayment of mortgage-backed bonds                      (670,000)     (1,274,000)
    Net cash used in financing activities                   (670,000)     (1,274,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS                     14,579          37,236
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                    5,523           4,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 20,102      $   41,843
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                         $203,000      $  389,000
    Income taxes paid during the period                     $ 28,000      $    2,000

                 The accompanying notes to condensed financial statements
                         are an integral part of these statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 1999
Note A -- Basis of Presentation
   The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
   Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at June 30, 1999, consist of the following:

                                                               Outstanding
                                                                Principal
                                                Original         Amount
                      Date of      Stated       Principal          at
Series     Rate        Bonds      Maturity       Amounts         6/30/99

   1       8.25%      3/1/93      3/10/08      $ 4,586,000     $1,422,000
   2       8.75%      8/1/94      8/10/09        4,456,000      1,234,000
   3       8.00%     12/1/95     12/10/10        4,223,000      1,720,000
                                               $13,265,000     $4,376,000

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

                     MANAGEMENT'S NARRATIVE ANALYSIS OF
                           RESULTS OF OPERATIONS
                Results of Operations - Three Months Ended
                          June 30, 1999 and 1998
      The Company issued no new Bonds during the second quarter of 1999 or 1998. A total of $551,000 of Bonds were repaid during the second quarter of 1999 compared to $541,000 in the second quarter of 1998. The difference in Bond repayments during each of the second quarter periods is primarily due to different prepayment amounts received on the Loans.
      Revenues, consisting primarily of interest, were $132,000 in the second quarter of 1999 compared to $214,000 in the second quarter of 1998. Total expenses, consisting primarily of interest, were $120,000 in the second quarter of 1999 compared to $196,000 in the second quarter of 1998. The decreases in revenues and expenses for the second quarter of 1999 compared to the second quarter of 1998 are due to loan repayments and bond redemptions during and between such periods. Net income for the second quarter of 1999 was $7,000 compared to $11,000 in the second quarter of 1998.
                 Results of Operations - Six Months Ended
                          June 30, 1999 and 1998
      The Company issued no new series of Bonds in the first six months of 1999 or 1998. A total of $670,000 of Bonds were repaid during the first six months of 1999 compared to $1,274,000 in the first six months of 1998. The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.
      Revenues, consisting primarily of interest income, were $262,000 in 1999 compared to $453,000 in 1998. Total expenses, consisting primarily of interest expense, were $239,000 in 1999 compared to $423,000 in 1998. The decreases in revenues and expenses for the first six months of 1999 compared to the first six months of 1998 are due to loan repayments and bond redemptions during and between such periods. Net income for the first six months of 1999 was $14,000 compared to $18,000 for the first six months of 1998.
      Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were $648,000 in the first six months of 1999 compared to $1,264,000 in the first six months of 1998. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At June 30, 1999, there were $4,376,000 of Bonds outstanding collateralized by $4,682,000 of Loans at maturity value.
      The Company's computer systems are Year 2000 compliant. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from principal payments on the Mortgage Loans are used to retire the principal of the Mortgage-Backed Bonds Payable.
      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage loans and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.
The principal payments on the Mortgage Loans are the result of normal amortization. The table assumes that an equal amount of Mortgage-Backed Bonds Payable will be redeemed, as required by the indenture. Quoted market prices were utilized by the Company where readily available. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques.

                                Expected Maturity Dates
                                    (In US dollars)
ASSETS                        1999-2003      Thereafter     Total      Fair Value
Mortgage Loans (1)            $1,626,221     $3,056,203   $4,682,424   $4,558,705
  Weighted average
    interest rate                                               9.22%
LIABILITIES
Mortgage-Backed Bonds
  Payable (1)                  1,626,000      2,750,000    4,376,000    4,376,000
    Weighted average
      interest rate                                             8.29%

(1) Assumes no prepayments.
                                  PART II
Item 6.     Exhibits and Reports on Form 8-K
            (a)   Exhibits:
                        Exhibit No.             Description
                            27                  Financial Data Schedule
            (b)   Reports on Form 8-K:
                        None
                                SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        FIRST CHURCH FINANCING CORPORATION
Dated:  August 13, 1999                 By /s/ Scott D. Rolfs
                                                Scott D. Rolfs
                                                President
Dated:  August 13, 1999                 By /s/ Gary P. Engle
                                                Gary P. Engle
                                                Secretary and Treasurer
                                EXHIBIT INDEX
Exhibit
Number                                  Description
  27                                    Financial Data Schedule