Form 10-Q
period 1999-09-30
FIRST CHURCH FINANCING CORP
filed 1999-11-12
CIK 863899

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999
                                    OR
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________
                      Commission file number 33-20345
                     FIRST CHURCH FINANCING CORPORATION
          (Exact name of registrant as specified in its charter)
                   Wisconsin                         39-1670677
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
            (Address of principal executive offices)  (Zip Code)
       Registrant's telephone number, including area code: (262) 334-5521 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ( X )      No  (   )
  The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 1999 was 1,000 shares.
  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                       PART I
                         FIRST CHURCH FINANCING CORPORATION
                              CONDENSED BALANCE SHEETS
                                     (Unaudited)

                                                  September 30,  December 31,
                                                    1999          1998
  ASSETS
    Cash and cash equivalents                    $   19,049    $    5,523
    Assets held by trustee                          149,565       224,603
    Accrued interest receivable                      35,337        40,864
    Mortgage loans held by trustee
     (net of purchase discount of
     $118,542 and $149,374,
     respectively)                                4,481,117     5,180,944
    Deferred issuance costs                         112,892       144,851
    Tax refund due from Parent                       13,408             -
          Total assets                             $4,811,368    $5,596,785
  LIABILITIES AND STOCKHOLDER'S EQUITY
    Accrued interest payable                     $   72,416    $  102,955
    Mortgage-Backed bonds payable                 4,270,000     5,046,000
    Accrued income tax                                    -           329
        Total liabilities                         4,342,416     5,149,284
    Stockholder's equity
      Common stock, $1 par value;
        50,000 shares authorized
        1,000 shares issued and
        outstanding                                   1,000         1,000
    Additional paid-in capital                      269,631       269,631
    Retained earnings                               198,321       176,870
        Total stockholder's equity                  468,952       447,501
        Total liabilities and
          stockholder's equity                   $4,811,368    $5,596,785

            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets
                        FIRST CHURCH FINANCING CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                               For the Three Months Ended
                                             September 30, September 30,
                                                  1999          1998
  Revenues:
    Interest income                             $109,190      $169,527
    Gain on liquidation of mortgage loans          2,159        36,189
    Other income                                   3,019        11,531
        Total revenues                           114,368       217,247
  Expenses:
    Interest expense                              89,903       144,100
    Amortization of deferred issuance
     costs                                         5,517        41,995
    Servicing fees                                 4,080         6,670
    Other                                          1,991         7,091
        Total expenses                           101,491       199,856
  Income before income taxes                      12,877        17,391
  Provision for income taxes                       5,100         6,900
        Net income                              $  7,777      $ 10,491

          The accompanying notes to condensed financial statements
                 are an integral part of these statements
                     FIRST CHURCH FINANCING CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                 For the Nine Months Ended
                                              September 30,   September 30,
                                                   1999           1998
  Revenues:
    Interest income                              $345,165       $575,304
    Gain on liquidation of mortgage loans          21,301         71,605
    Other income                                    9,531         22,910
        Total revenues                            375,997        669,819
  Expenses:
    Interest expense                              285,861        494,927
    Amortization of deferred issuance
     costs                                         31,959         89,734
    Servicing fees                                 13,021         22,124
    Other                                           9,705         16,024
        Total expenses                            340,546        622,809
  Income before income taxes                       35,451         47,010
  Provision for income taxes                       14,000         18,600
        Net income                               $ 21,451       $ 28,410

           The accompanying notes to condensed financial statements
                  are an integral part of these statements
                        FIRST CHURCH FINANCING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                      Sept. 30,    Sept. 30,
                                                        1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 21,451    $   28,410
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on liquidation of mortgage loans           (21,301)      (71,605)
      Amortization of discount on mortgage
        loans                                          (9,531)      (16,074)
      Amortization of deferred issuance
        costs                                          31,959        89,734
      Amortization of other assets                          -         1,256
    Change in assets and liabilities:
      Decrease (Increase) in -
        Assets held by trustee                         75,038        74,952
        Accrued interest receivable                     5,527        19,230
        Tax refund due from Parent                    (13,408)       15,600
      Increase (Decrease) in -
        Accrued interest payable                      (30,539)      (68,039)
        Due to B. C. Ziegler and Company                    -         1,397
        Accrued income taxes payable                     (329)            -
    Net cash provided by operating
      activities                                       58,867        74,861
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on mortgage
    loans                                             730,659     2,500,626
    Net cash provided by investing
      activities                                      730,659     2,500,626
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of mortgage-backed bonds                (776,000)   (2,532,000)
  Net repayments on notes payable to
    affiliate                                               -       (35,000)
    Net cash used in financing activities            (776,000)   (2,567,000)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                          13,526         8,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                5,523         4,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 19,049    $   13,094
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                  $316,000    $  563,000
    Income taxes paid during the period              $ 29,000    $    3,000

              The accompanying notes to condensed financial statements
                     are an integral part of these statements
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
  Note A -- Basis of Presentation
       The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
  Note B -- Mortgage-Backed Bonds
       Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at September 30, 1999, consist of the following:

                                                               Outstanding
                                                                Principal
                                                  Original       Amount
                            Date of    Stated    Principal          at
  Series        Rate         Bonds    Maturity    Amounts        9/30/99
    1          8.25%         3/1/93    3/10/08   $ 4,586,000   $1,366,000
    2          8.75%         8/1/94    8/10/09     4,456,000    1,193,000
    3          8.00%        12/1/95   12/10/10     4,223,000    1,711,000
                                                 $13,265,000   $4,270,000

       The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
       The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
       All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
       The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                            RESULTS OF OPERATIONS
                  Results of Operations - Three Months Ended
                           September, 1999 and 1998
       The Company issued no new Bonds during the third quarter of 1999 or 1998. A total of $106,000 of Bonds were repaid during the third quarter of 1999 compared to $1,258,000 in the third quarter of 1999. The difference in Bond repayments during each of the second quarter periods is primarily due to different prepayment amounts received on the Loans.
       Revenues, consisting primarily of interest, were $114,000 in the third quarter of 1999 compared to $217,000 in the third quarter of 1998. Total expenses, consisting primarily of interest, were $101,000 in the third quarter of 1999 compared to $200,000 in the third quarter of 1998. The decreases in revenues and expenses for the third quarter of 1999 compared to the third quarter of 1998 are due to loan repayments and bond redemptions during and between such periods. Net income for the third quarter of 1999 was $8,000 compared to $10,000 in the third quarter of 1998.
                  Results of Operations - Nine Months Ended
                          September 30, 1999 and 1998
       The Company issued no new series of Bonds in the first nine months of 1999 or 1998. A total of $776,000 of Bonds were repaid during the first nine months of 1999 compared to $2,532,000 in the first nine months of 1998. The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.
       Revenues, consisting primarily of interest income, were $376,000 in 1999 compared to $670,000 in 1998. Total expenses, consisting primarily of interest expense, were $341,000 in 1999 compared to $623,000 in 1998.
  The decreases in revenues and expenses for the first nine months of 1999 compared to the first nine months of 1998 are due to loan repayments and bond redemptions during and between such periods. Net income for the first nine months of 1999 was $21,000 compared to $28,000 for the first nine months of 1998.
       Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were $731,000 in the first nine months of 1999 compared to $2,501,000 in the first nine months of 1998. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At September 30, 1999, there were $4,270,000 of Bonds outstanding collateralized by $4,600,000 of Loans at maturity value.
       The Company's computer systems are Year 2000 compliant. The trustee of the issuer has indicated that its systems were either Year 2000 compliant when designed and programmed or have been reprogrammed to be Year 2000 compliant.
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
       Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from principal payments on the Mortgage Loans are used to retire the principal of the Mortgage-Backed Bonds Payable.
       The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage loans and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.
  The principal payments on the Mortgage Loans are the result of normal amortization. The table assumes that an equal amount of Mortgage-Backed Bonds Payable will be redeemed, as required by the indenture. Quoted market prices were utilized by the Company where readily available. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques.

                                 Expected Maturity Dates
                                     (In US dollars)
  ASSETS                    1999-2003   Thereafter    Total      Fair Value
  Mortgage Loans (1)        $1,659,367  $2,940,292  $4,599,659   $4,481,117
    Weighted average
      interest rate                                      9.22%
  LIABILITIES
  Mortgage-Backed Bonds
    Payable (1)              1,659,000   2,611,000   4,270,000    4,157,108
      Weighted average
        interest rate                                    8.29%

    (1) Assumes no prepayments.
                                 PART II
  Item 6.    Exhibits and Reports on Form 8-K
            (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
(b) Reports on Form 8-K:
                    None
                                 SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  FIRST CHURCH FINANCING CORPORATION
  Dated:  November 12, 1999       By    /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President
    Dated:  November 12, 1999       By  /s/ Gary P. Engle
                                        Gary P. Engle
                                        Secretary and Treasurer
                         EXHIBIT INDEX
  Exhibit
  Number                          Description
    27                            Financial Data Schedule