Form 10-Q
period 2000-03-31
FIRST CHURCH FINANCING CORP
filed 2000-05-15
CIK 863899

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000
                                     OR
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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 2000 was 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                  PART I
                     FIRST CHURCH FINANCING CORPORATION
                          CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                   March 31,   December 31,
                                                    2000          1999
ASSETS
  Cash and cash equivalents                       $    6,381    $    8,944
  Assets held by trustee                             168,880       216,344
  Accrued interest receivable                         34,072        34,697
  Mortgage loans held by trustee (net of
    purchase discount of $108,672 and
    $113,577, respectively)                        4,330,577     4,406,799
  Deferred issuance costs                            103,130       108,677
  Tax refund due from Parent                          13,408        17,708
    Total assets                                  $4,656,448    $4,793,169
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable                        $   69,968    $   92,153
  Mortgage-backed bonds payable                    4,102,000     4,223,000
    Total liabilities                              4,171,968     4,315,153
  Stockholder's equity
   Common stock, $1 par value;
   50,000 shares authorized
   1,000 shares issued and outstanding                 1,000         1,000
  Additional paid-in capital                         269,631       269,631
  Retained earnings                                  213,849       207,385
    Total stockholder's equity                       484,480       478,016
    Total liabilities and stockholder's equity    $4,656,448    $4,793,169

           The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                     FIRST CHURCH FINANCING CORPORATION
                       CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                 For the Three Months Ended
                                                   March 31,     March 31,
                                                     2000          1999
Revenues:
  Interest income                                  $106,334      $124,610
  Gain on liquidation of mortgage loans               1,993         2,075
  Other income                                        2,912         3,442
    Total revenues                                  111,239       130,127
Expenses:
  Interest expense                                   86,612       103,308
  Amortization of deferred issuance costs             5,547         6,382
  Servicing fees                                      3,937         4,647
  Other                                               4,379         4,346
    Total expenses                                  100,475       118,683
Income before income taxes                           10,764        11,444
Provision for income taxes                            4,300         4,500
    Net income                                     $  6,464      $  6,944

          The accompanying notes to condensed financial statements
                  are an integral part of these statements.
                     FIRST CHURCH FINANCING CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the Three Months Ended
                                                    March 31,    March 31,
                                                      2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $  6,464     $  6,944
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on liquidation of mortgage loans            (1,993)      (2,075)
      Amortization of discount on mortgage loans       (2,912)      (3,442)
      Amortization of deferred issuance costs           5,547        6,382
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                       47,464       42,444
          Accrued interest receivable                     625          585
          Tax refund due from Parent                    4,300            -
        Increase (Decrease) in -
          Accrued interest payable                    (22,185)     (14,623)
          Due to B. C. Ziegler and Company                  -        1,500
          Accrued income taxes payable                      -        3,500
       Net cash provided by operating activities       37,310       41,215
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on mortgage
      loans                                            81,127       76,035
      Net cash provided by investing activities        81,127       76,035
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Redemption of mortgage-backed bonds              (121,000)    (119,000)
      Net cash used in financing activities          (121,000)    (119,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS              (2,563)      (1,750)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        8,944        5,523
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  6,381     $  3,773
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid during the period                  $109,000     $118,000
    Income taxes paid during the period              $      -     $  1,000

           The accompanying notes to condensed financial statements are an integral part of these statements.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               March 31, 2000
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

Note B -- Mortgage-Backed Bonds
     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at March 31, 2000, consist of the following:

                                                           Outstanding
                                            Original        Principal
                    Date of     Stated      Principal        Amount
Series   Rate        Bonds      Maturity     Amounts       at 3/31/00
                                      s

   1     8.25%       3/1/93     3/10/08    $ 4,586,000     $1,292,000
   2     8.75%       8/1/94     8/10/09      4,456,000      1,146,000
   3     8.00%      12/1/95    12/10/10      4,223,000      1,664,000
                                           $13,265,000     $4,102,000

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

                     MANAGEMENT'S NARRATIVE ANALYSIS OF
                          RESULTS OF OPERATIONS
                Results of Operations - Three Months Ended
                         March 31, 2000 and 1999
     The Company issued no new Bonds during the first quarter of 2000 or 1999, nor does the Company plan to issue bonds in the future. A total of $121,000 of Bonds were repaid during the first quarter of 2000 compared to $119,000 in the first quarter of 1999. The difference in Bond repayments during each of the quarters is primarily due to different prepayment amounts received on the underlying Loans.
     Revenues, consisting primarily of interest, were $111,000 in the first quarter of 2000 compared to $130,000 in the first quarter of 1999. Total expenses, consisting primarily of interest, were approximately $100,000 in the first quarter of 2000 compared to $119,000 in the first quarter of 1999. The decreases in revenues and expenses for the first three months of 2000 compared to the first three months of 1999 are due to loan repayments and bond redemptions during and between such periods. Net income for the first quarter of 2000 was approximately $6,500 compared to $7,000 in the first quarter of 1999.
     Each series of Bonds is structured in a manner such that funds received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were approximately $81,000 in the first quarter of 2000 compared to $76,000 in the first quarter of 1999. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. Servicing fees paid Ziegler Financing Corporation were approximately $4,000 in the first quarter of 2000 and $5,000 in the first quarter of 1999. The fee is equal to 0.0292% of the average outstanding principal balance of the Loans during the preceding month. At March 31, 2000, there were $4,102,000 of Bonds outstanding collateralized by $4,439,000 of Loans at maturity value.
     Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from principal payments on the Mortgage Loans are used to retire the principal of the Mortgage-Backed Bonds Payable.
     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage loans and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.
The principal payments on the Mortgage Loans are the result of normal amortization. The table assumes that an equal amount of Mortgage-Backed Bonds Payable will be redeemed, as required by the indenture. Quoted market prices were utilized by the Company where readily available. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques.
                         Expected Maturity Dates
                             (In US dollars)

ASSETS                   2000-2004    Thereafter     Total       Fair Value
Mortgage Loans (1)       $1,955,050   $2,484,199   $4,439,249    $4,330,577
  Weighted average
    interest rate                                    9.22%
LIABILITIES

Mortgage-Backed Bonds
  Payable                 1,910,000    2,192,000    4,102,000     4,102,000
    Weighted average
      interest rate                                  8.29%
(1) Assumes no prepayments.

                                  PART II
Items 1 through 5.
          Not applicable
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
          (b)  Reports on Form 8-K:  None

                                 SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   FIRST CHURCH FINANCING
                                   CORPORATION
Dated:  May 12, 2000               By   /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President
Dated:  May 12, 2000               By   /s/ Jeffrey C. Vredenbregt
                                        Jeffrey C. Vredenbregt
                                        Secretary and Treasurer

                               EXHIBIT INDEX
Exhibit
Number                             Description
  27                               Financial Data Schedule