Form 10-Q
period 2000-06-30
FIRST CHURCH FINANCING CORP
filed 2000-08-14
CIK 863899

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549
                           ______________________
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000
                                    OR
  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
                      Commission file number 33-20345
                     FIRST CHURCH FINANCING CORPORATION
          (Exact name of registrant as specified in its charter)
           Wisconsin                                       39-1670677
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
           (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (262) 334-5521
                           ______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )
The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 2000 was 1,000 shares.
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                   PART I
                    FIRST CHURCH FINANCING CORPORATION
                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                    June 30,     December 31,
                                                      2000            1999
ASSETS
  Cash and cash equivalents                        $    3,680    $    8,944
  Assets held by trustee                              218,292       216,344
  Accrued interest receivable                          33,434        34,697
  Mortgage loans held by trustee
    (net of purchase discount of $103,829
    and $113,577, respectively)                     4,252,406     4,406,799
  Deferred issuance costs                              98,534       108,677
  Tax refund due from Parent                            9,708        17,708
      Total assets                                 $4,616,054    $4,793,169
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable                         $   87,958    $   92,153
  Mortgage-Backed bonds payable                     4,035,000     4,223,000
      Total Liabilities                             4,122,958     4,315,153
  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and outstanding               1,000         1,000
  Additional paid-in capital                          269,631       269,631
  Retained earnings                                   222,465       207,385
      Total stockholder's equity                      493,096       478,016
      Total liabilities and
        stockholder's equity                       $4,616,054    $4,793,169
                                                   ==========    ==========

         The accompanying notes to condensed financial statements
                are an integral part of these statements.
                      FIRST CHURCH FINANCING CORPORATION
                       CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                    For the Three Months Ended
                                                      June 30,      June 30,
                                                        2000          1999
Revenues:
  Interest income                                    $104,367      $111,364
  Gain on liquidation of mortgage loans                 1,986        17,067
  Other income                                          2,858         3,071
      Total revenues                                  109,211       131,502
Expenses:
  Interest expense                                     84,684        92,650
  Amortization of deferred issuance costs               4,596        20,060
  Servicing fees                                        3,865         4,293
  Other                                                 1,750         3,368
       Total expenses                                  94,895       120,371
Income before income taxes                             14,316        11,131
Provision for income taxes                              5,700         4,400
       Net income                                    $  8,616      $  6,731
                                                     ========      ========

           The accompanying notes to condensed financial statements
                  are an integral part of these statements.
                     FIRST CHURCH FINANCING CORPORATION
                       CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                     For the Six Months Ended
                                                      June 30,      June 30,
                                                        2000          1999
Revenues:
  Interest income                                    $210,700       $235,974
  Gain on liquidation of mortgage loans                 3,979         19,142
  Other income                                          5,770          6,513
      Total revenues                                  220,449        261,629
Expenses:
  Interest expense                                    171,295        195,958
  Amortization of deferred issuance costs              10,143         26,442
  Servicing fees                                        7,801          8,940
  Other                                                 6,129          7,714
       Total expenses                                 195,368        239,054
Income before income taxes                             25,081         22,575
Provision for income taxes                             10,000          8,900
       Net income                                    $ 15,081       $ 13,675
                                                     ========       ========

             The accompanying notes to condensed financial statements
                    are an integral part of these statements.
                       FIRST CHURCH FINANCING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    For the Six Months Ended
                                                       June 30,     June 30,
                                                         2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $ 15,081      $ 13,675
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities:
      Gain on liquidation of mortgage loans             (3,979)      (19,142)
      Amortization of discount on mortgage loans        (5,770)       (6,513)
      Amortization of deferred issuance costs           10,143        26,442
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                        (1,948)       42,563
          Accrued interest receivable                    1,263         4,892
          Tax refund due from Parent                     8,000       (17,508)
        Increase (Decrease) in -
          Accrued interest payable                      (4,195)       (7,394)
          Accrued income taxes payable                       0          (329)
  Net cash provided by operating activities             18,595        36,686
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on mortgage loans      164,141       647,893
    Net cash provided by investing activities          164,141       647,893
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Repayment of mortgage-backed bonds                (188,000)     (670,000)
    Net cash used in financing activities             (188,000)     (670,000)
NET INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS                                           (5,264)       14,579
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         8,944         5,523
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  3,680      $ 20,102
                                                      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period                     $176,000      $203,000
  Income taxes paid during the period                 $  2,000      $ 28,000

            The accompanying notes to condensed financial statements
                   are an integral part of these statements.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 2000
Note A -- Basis of Presentation
     The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
Note B -- Mortgage-Backed Bonds
     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at June 30, 2000, consist of the following:

                                                               Outstanding
                                                                Principal
                                                Original         Amount
                   Date of      Stated          Principal          at
Series   Rate       Bonds       Maturity         Amounts        06/30/00
  1      8.25%     03/01/93     03/10/08      $ 4,586,000      $1,292,000
  2      8.75%     08/01/94     08/10/09        4,456,000       1,146,000
  3      8.00%     12/01/95     12/10/10        4,223,000       1,597,000
                                              $13,265,000      $4,035,000
                                              ===========      ==========

     The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
     The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee. Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
     All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds. Any amounts deposited with the trustee in excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
     The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series. Redemptions from such prepayments may be made after the same periods of time.
                   MANAGEMENT'S NARRATIVE ANALYSIS OF
                           RESULTS OF OPERATIONS
                Results of Operations - Three Months Ended
                          June 30, 2000 and 1999
     The Company issued no new Bonds during the second quarter of 2000 or 1999. A total of $67,000 of Bonds were repaid during the second quarter of 2000 compared to $551,000 in the second quarter of 1999. The difference in Bond repayments during each of the second quarter periods is primarily due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest, were approximately $109,000 in the second quarter of 2000 compared to $132,000 in the second quarter of 1999. Total expenses, consisting primarily of interest, were approximately $95,000 in the second quarter of 2000 compared to $120,000 in the second quarter of 1999. The decreases in revenues and expenses for the second quarter of 2000 compared to the second quarter of 1999 are due to loan repayments and bond redemptions during and between such periods. Net income for the second quarter of 2000 was approximately $9,000 compared to $7,000 in the second quarter of 1999.
                 Results of Operations - Six Months Ended
                         June 30, 2000 and 1999
     The Company issued no new series of Bonds in the first six months of 2000 or 1999. A total of $188,000 of Bonds were repaid during the first six months of 2000 compared to $670,000 in the first six months of 1999.
The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.
     Revenues, consisting primarily of interest income, were approximately $220,000 in 2000 compared to $262,000 in 1999. Total expenses, consisting primarily of interest expense, were approximately $195,000 in 2000 compared to $239,000 in 1999. The decreases in revenues and expenses for the first six months of 2000 compared to the first six months of 1999 are due to loan repayments and bond redemptions during and between such periods. Net income for the first six months of 2000 was approximately $15,000 compared to $14,000 for the first six months of 1999.
     Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were approximately $164,000 in the first six months of 2000 compared to $648,000 in the first six months of 1999. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.0292% of the average outstanding principal balance of the Loans during the preceding month. At June 30, 2000, there were $4,035,000 of Bonds outstanding collateralized by approximately $4,356,000 of Loans at maturity value.
         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from principal payments on the Mortgage Loans are used to retire the principal of the Mortgage-Backed Bonds Payable.
      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which include mortgage loans and bonds payable. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.
The principal payments on the Mortgage Loans are the result of normal amortization. The table assumes that an equal amount of Mortgage-Backed Bonds Payable will be redeemed, as required by the indenture. Quoted market prices were utilized by the Company where readily available. If quoted market prices were not available, fair values were based on estimates using present value or other valuation techniques.

                            Expected Maturity Dates
                                (In US dollars)
                              2000-2004   Thereafter     Total        Fair
Value
ASSETS
Mortgage Loans (1)           $1,872,225   $2,484,010   $4,356,235   $4,252,406
  Weighted average
    interest rate                                         9.22%
LIABILITIES
Mortgage-Backed Bonds
Payable                      $1,829,000   $2,206,000   $4,035,000   $4,035,000
  Weighted average
    interest rate                                         8.29%
(1) Assumes no repayments.

                                   PART II
Items 1 through 5.
            Not applicable
Item 6.     Exhibits and Reports on Form 8-K
            (a)   Exhibits:
                        Exhibit No.                Description
                            27                     Financial Data Schedule
Reports on Form 8-K:  None
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       FIRST CHURCH FINANCING CORPORATION
Dated:  August 9, 2000              By  /s/ Scott D. Rolfs
                                        Scott D. Rolfs,
                                        President
Dated:  August 9, 2000              By  /s/ Jeffrey C. Vredenbregt
                                        Jeffrey C. Vredenbregt,
                                        Secretary and Treasurer
                             EXHIBIT INDEX
Exhibit
Number                                Description
  27                                  Financial Data Schedule