Form 10-Q
period 2000-09-30
FIRST CHURCH FINANCING CORP
filed 2000-11-14
CIK 863899

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           ____________________
    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000
                                      OR
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________
                      Commission file number 33-20345
                     FIRST CHURCH FINANCING CORPORATION
          (Exact name of registrant as specified in its charter)
                   Wisconsin                         39-1670677
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)
             215 North Main Street, West Bend, Wisconsin 53095
            (Address of principal executive offices)  (Zip Code)
       Registrant's telephone number, including area code:  (262) 334-5521
                                _____________
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  ( X )      No  (   )
  The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 2000 was 1,000 shares.
  REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                                       PART I
                         FIRST CHURCH FINANCING CORPORATION
                              CONDENSED BALANCE SHEETS
                                     (Unaudited)

                                                September 30,  December 31,
                                                    2000          1999
  ASSETS
    Cash and cash equivalents                  $   23,378      $    8,944
    Assets held by trustee                        152,685         216,344
    Accrued interest receivable                    32,744          34,697
    Mortgage loans held by trustee
     (net of purchase discount of
     $98,933 and $113,577,
     respectively)                              4,167,318       4,406,799
    Deferred issuance costs                        93,163         108,677
    Tax refund due from Parent                      6,908          17,708
        Total assets                           $4,476,196      $4,793,169
  LIABILITIES AND STOCKHOLDER'S EQUITY
    Accrued interest payable                   $   66,930      $   92,153
    Mortgage-Backed bonds payable               3,909,000       4,223,000
        Total liabilities                       3,975,930       4,315,153
    Stockholder's equity
      Common stock, $1 par value;
        50,000 shares authorized
        1,000 shares issued and
        outstanding                                 1,000           1,000
    Additional paid-in capital                    269,631         269,631
    Retained earnings                             229,635         207,385
        Total stockholder's equity                500,266         478,016
        Total liabilities and
          stockholder's equity                 $4,476,196      $4,793,169

            The accompanying notes to condensed financial statements
                  are an integral part of these balance sheets.
                        FIRST CHURCH FINANCING CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                             For the Three Months Ended
                                             September 30, September 30,
                                                  2000          1999
  Revenues:
    Interest income                            $103,099       $109,190
    Gain on liquidation of mortgage loans         2,095          2,159
    Other income                                  2,801          3,019
        Total revenues                          107,995        114,368
  Expenses:
    Interest expense                             82,671         89,903
    Amortization of deferred issuance
     costs                                        5,371          5,517
    Servicing fees                                3,790          4,080
    Other                                         4,193          1,991
        Total expenses                           96,025        101,491
  Income before income taxes                     11,970         12,877
  Provision for income taxes                      4,800          5,100
        Net income                             $  7,170       $  7,777

          The accompanying notes to condensed financial statements
                 are an integral part of these statements
                     FIRST CHURCH FINANCING CORPORATION
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                 For the Nine Months Ended
                                              September 30,   September 30,
                                                   2000           1999
  Revenues:
    Interest income                             $313,799        $345,165
    Gain on liquidation of mortgage loans          6,073          21,301
    Other income                                   8,571           9,531
        Total revenues                           328,443         375,997
  Expenses:
    Interest expense                             253,966         285,861
    Amortization of deferred issuance
     costs                                        15,514          31,959
    Servicing fees                                11,591          13,021
    Other                                         10,322           9,705
        Total expenses                           291,393         340,546
  Income before income taxes                      37,050          35,451
  Provision for income taxes                      14,800          14,000
        Net income                              $ 22,250        $ 21,451

           The accompanying notes to condensed financial statements
                  are an integral part of these statements
                        FIRST CHURCH FINANCING CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                      Sept. 30,    Sept. 30,
                                                        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $  22,250      $  21,451
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on liquidation of mortgage loans            (6,073)       (21,301)
      Amortization of discount on mortgage
        loans                                          (8,571)        (9,531)
      Amortization of deferred issuance
        costs                                          15,514         31,959
Change in assets and liabilities:
      Decrease (Increase) in -
        Assets held by trustee                         63,659         75,038
        Accrued interest receivable                     1,953          5,527
        Tax refund due from Parent                     10,800        (13,408)
      Increase (Decrease) in -
        Accrued interest payable                      (25,223)       (30,539)
        Accrued income taxes payable                        0           (329)
    Net cash provided by operating
      activities                                       74,309         58,867
CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on mortgage
    loans                                             254,125        730,659
    Net cash provided by investing
      activities                                      254,125        730,659
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of mortgage-backed bonds                (314,000)      (776,000)
    Net cash used in financing activities            (314,000)      (776,000)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                          14,434         13,526
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                8,944          5,523
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  23,378      $  19,049
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                 $ 279,000      $ 316,000
    Income taxes paid during the period             $   4,000      $  29,000

              The accompanying notes to condensed financial statements
                     are an integral part of these statements
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
  Note A -- Basis of Presentation
       The condensed financial statements included herein have been prepared by First Church Financing Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes, however, that these condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
  Note B -- Mortgage-Backed Bonds
       Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at September 30, 2000, consist of the following:

                                                               Outstanding
                                                                Principal
                                                  Original       Amount
                            Date of    Stated    Principal          at
  Series        Rate         Bonds    Maturity    Amounts        9/30/00
    1          8.25%         3/1/93    3/10/08   $ 4,586,000   $1,216,000
    2          8.75%         8/1/94    8/10/09     4,456,000    1,096,000
    3          8.00%        12/1/95   12/10/10     4,223,000    1,597,000
                                                 $13,265,000   $3,909,000
       The stated maturity is the date by which all Bonds will be fully paid.
  Mandatory redemptions will be made from principal payments on the Mortgage
  Loans (the "Loans") which serve as collateral for the Bonds.  The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule.  The receipt of scheduled principal payments will cause a substantial portion of the Bonds to have shorter maturities.
       The Bonds will be redeemed, without premium or penalty, to the extent funds are available in the interest and principal payment accounts maintained by the trustee.  Redemptions from such available funds (other than funds from prepayments of Loans) commence six months from the date of issue of a Bond series and continue on a semiannual basis thereafter.
       All interest and principal collected on the Loans, less a servicing fee paid to Ziegler Financing Corporation, a related entity, is to be deposited with the trustee of the Bonds.  Any amounts deposited with the trustee in  excess of amounts required for payment of interest on and principal of the Bonds and an amount to be maintained in an interest reserve fund will be returned to the Company.
       The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series.  Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur.
  Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed funds on a monthly or quarterly basis commencing one year after the issue of a Bond series and from unborrowed funds on a monthly or quarterly basis after the issue of a Bond series.
  Redemptions from such prepayments may be made after the same periods of time.
                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                            RESULTS OF OPERATIONS
                  Results of Operations - Three Months Ended
                           September 30, 2000 and 1999
       The Company issued no new Bonds during the third quarter of 2000 or
1999.  A total of $126,000 of Bonds were repaid during the third quarter of 2000 compared to $106,000 in the third quarter of 1999.  The difference in
Bond repayments during each of the third quarter periods is primarily due to different prepayment amounts received on the Loans.
       Revenues, consisting primarily of interest, were approximately
$108,000 in the third quarter of 2000 compared to $114,000 in the third quarter of 1999.  Total expenses, consisting primarily of interest, were approximately $96,000 in the third quarter of 2000 compared to $101,000 in the third quarter of 1999.  The decreases in revenues and expenses for the third quarter of 2000 compared to the third quarter of 1999 are due to loan repayments and bond redemptions during and between such periods.  Net income for the third quarter of 2000 was approximately $7,000 compared to $8,000 in the third quarter of 1999.
                  Results of Operations - Nine Months Ended
                          September 30, 2000 and 1999
       The Company issued no new series of Bonds in the first nine months of
  2000 or 1999.  A total of $314,000 of Bonds were repaid during the first nine months of 2000 compared to $776,000 in the first nine months of 1999.
  The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.
       Revenues, consisting primarily of interest income, were approximately
  $328,000 in 2000 compared to $376,000 in 1999.  Total expenses, consisting primarily of interest expense, were approximately $291,000 in 2000 compared to $341,000 in 1999.  The decreases in revenues and expenses for the first nine months of 2000 compared to the first nine months of 1999 are due to loan repayments and bond redemptions during and between such periods.  Net income for the first nine months of 2000 was approximately $22,000 compared to $21,000 for the first nine months of 1999.
       Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company.  All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled.  Principal payments received on the Loans were $254,000 in the first nine months of 2000 compared to
  $731,000 in the first nine months of 1999.  Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee.  The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month.  At September 30, 2000, there were $3,909,000 of Bonds outstanding collateralized by $4,266,000 of
  Loans at maturity value.

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

                                 Expected Maturity Dates
                                     (In US dollars)
  ASSETS                    2000-2004   Thereafter    Total      Fair Value
  Mortgage Loans (1)        $1,782,241  $2,484,010  $4,266,251   $4,167,318
    Weighted average
      interest rate                                      9.22%
  LIABILITIES
  Mortgage-Backed Bonds
    Payable                 $1,741,000  $2,168,000  $3,909,000   $3,815,837
      Weighted average
        interest rate                                    8.29%
  (1) Assumes no prepayments.

                                 PART II
  Item 6.    Exhibits and Reports on Form 8-K
            (a)  Exhibits:
                    Exhibit No.         Description
                        27              Financial Data Schedule
(b) Reports on Form 8-K:
                    None
                                 SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                  FIRST CHURCH FINANCING CORPORATION
  Dated:  November 14, 2000       By    /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President
  Dated:  November 14, 2000       By    /s/ Gary P. Engle
                                        Gary P. Engle
                                        Secretary and Treasurer

                         EXHIBIT INDEX
  Exhibit
  Number                          Description
    27                            Financial Data Schedule