Form 10-K405
period 2000-12-31
FIRST CHURCH FINANCING CORP
filed 2001-03-29
CIK 863899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        ___________________________


[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

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

The number of shares outstanding of the registrant's Common stock, par value $1.00 per share, at February 28, 2001 was 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                DOCUMENTS INCORPORATED BY REFERENCE:  NONE
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

      As of December 31, 2000, the Company has issued three series of mortgage-backed bonds totaling $13,265,000. One series was issued in 1993 for $4,586,000, a second series was issued in 1994 for $4,456,000, and a third series was issued in 1995 for $4,223,000. The mortgage-backed bonds are collateralized by pools of loans secured by first mortgages on church buildings and properties. The loans and mortgages in the pools typically originate from church financings which are too small in principal amount to support a separate public offering of bonds. No bonds have been issued since 1995 nor does the Company plan to issue bonds in the future.

      B. C. Ziegler and Company, also a wholly-owned subsidiary of the Parent, acted as underwriter of the mortgage-backed bonds, for which it received a fee.

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

      (Pursuant to General Instruction I)

Total revenues, consisting primarily of interest income, were $436,000 in 2000 compared to $488,000 in 1999, a decrease of $52,000 or 11%. Total expenses, consisting primarily of interest expense, were $386,000 in 2000 compared to $442,000 in 1999, a decrease of $56,000 or 13%. The decrease in both total revenues and total expenses is due to a reduction in outstanding notes and bonds, respectively. Net income was $30,000 in 2000 compared to $31,000 in 1999.

      Total revenues, consisting primarily of interest income, were $488,000 in 1999 compared to $863,000 in 1998, a decrease of $375,000 or
43%. Total expenses, consisting primarily of interest expense, were $442,000 in 1999 compared to $810,000 in 1998, a decrease of $368,000 or 45%. The decrease in both total revenues and total expenses is due to a reduction in outstanding notes and bonds, respectively. Net income was $31,000 in 1999 compared to $32,000 in 1998.

      Each series of bonds is structured in a manner such that funds received from the mortgage loans are sufficient to fund interest and principal payments on the Bonds as well as other expenses of the Company. All payments of principal and interest due on the church mortgage loans securing the Bonds have been received by the Company. Principal payments received on mortgage loans were $889,000 in 2000; $810,000 in 1999; and $4,034,000 in 1998.
Bond redemptions totaled $921,000 in 2000; $823,000 in 1999; and $4,040,000 in 1998.

      Ziegler Financing Corporation, a related corporation, acts as servicer for the mortgage loans for which it receives a fee. The monthly fee is equal to .0292% of the average outstanding principal balance of the mortgage loans during the preceding month. Servicing fees paid Ziegler Financing Corporation were $15,000 in 2000; $17,000 in 1999; and $28,000 in 1998. At
December 31, 2000, there were $3,302,000 of Bonds outstanding collateralized by approximately $3,631,752 of mortgage loans.

Item 7a -  Quantitative and Qualitative Disclosure about Market Risk

      Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices and other relevant market rate or price risk which impact an instrument's financial value. The Company would be exposed to market risk from changes in interest rates, except that the structured nature of the Company's activities minimizes this risk. The cash flows from principal payments on the Mortgage Loans are used to retire the principal of the Mortgage-Backed Bonds Payable. See Note 4 of the Notes to Financial Statements.

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

                                  Expected Maturity Dates
                                      (In US dollars)

ASSETS                       2000-2004    Thereafter      Total      Fair Value
Mortgage Loans (1)          $2,103,685    $1,528,067    $3,631,752    $3,573,000
  Weighted average
    interest rate                                             9.21%

LIABILITIES

Mortgage-Backed Bonds
  Payable                    2,056,000     1,246,000     3,302,000     3,106,000
    Weighted average
      interest rate                                           8.30%

(1) Assumes no mortgage loan prepayments.

Item 8  -   Financial Statements and Supplementary Data

      The Financial Statements of the Company, together with the related Notes to Financial Statements and Report of Independent Public Accountants, are contained in the Financial Statements section included herein for the years ended December 31, 2000 and 1999.

                                 PART III

Item 9  -   Disagreements with Accountants on Accounting and Financial
            Disclosure

      There were no reports on Form 8-K reporting a change of accountants or a disagreement with accountants on any matter of accounting principles or practices on financial statement disclosure filed during the fiscal years 2000 and 1999.

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

Item 14 -   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   Documents list

            1.    Financial Statements:

                  -     Report of Independent Public Accountants (Page 10)

                  -     Balance Sheets as of December 31, 2000 and 1999
                        (Page 11)

                  -     Statements of Income for the Years Ended
                        December 31, 2000, 1999 and 1998 (Page 12)

                  - Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998 (Page 13)

                  - Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 (Page 14)

                  - Notes to Financial Statements, dated as of December 31, 2000 and 1999 (Page 15)

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

                                    FIRST CHURCH FINANCING CORPORATION

March 28, 2001                      By /s/ Scott D. Rolfs
                                          Scott D. Rolfs
                                          President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                              Title                   Date


/s/ Scott D. Rolfs                  President and Director       March 28, 2001
Scott D. Rolfs                      (Chief Executive Officer)

/s/ Jeffrey C. Vredenbregt          Secretary and Treasurer      March 28, 2001
Jeffrey C. Vredenbregt              (Chief Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

The following financial statements are referenced in Item 8:

                                                                  Page

      Report of Independent Public Accountants                     10

      Balance Sheets as of December 31, 2000 and 1999              11

      Statements of Income for the Years Ended
       December 31, 2000, 1999 and 1998                            12

      Statements of Stockholder's Equity for the Years Ended
       December 31, 2000, 1999 and 1998                            13

      Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998                            14

      Notes to Financial Statements, dated as of
       December 31, 2000 and 1999                                  15

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of First Church Financing Corporation:

      We have audited the accompanying balance sheets of FIRST CHURCH FINANCING CORPORATION (a Wisconsin corporation and a wholly owned subsidiary of The Ziegler Companies, Inc.) as of December 31, 2000 and 1999, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with accepted auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Church Financing Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 8, 2001.

                         FIRST CHURCH FINANCING CORPORATION

                                   BALANCE SHEETS

                          AS OF DECEMBER 31, 2000 and 1999


                                                               2000           1999
ASSETS
Cash                                                        $   22,878    $    8,944
Assets held by trustee                                         199,548       216,344
Accrued interest receivable                                     27,881        34,697
Mortgage loans held by trustee (net of purchase
 discounts of $83,991 and $113,577, respectively)            3,547,761     4,406,799
Deferred issuance costs                                         78,458       108,677
Tax refund due from Parent                                       2,171        17,708

      Total assets                                          $3,878,697    $4,793,169


LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest payable                                    $   68,769    $   92,153
Mortgage-backed bonds payable                                3,302,000     4,223,000

      Total liabilities                                      3,370,769     4,315,153

Stockholder's Equity:
Common Stock, $1 par value; 50,000 shares authorized;
 1,000 shares issued and outstanding                             1,000         1,000
Additional paid-in capital                                     269,631       269,631
Retained earnings                                              237,297       207,385

      Total stockholder's equity                               507,928       478,016

      Total liabilities and stockholder's equity            $3,878,697    $4,793,169



                   The accompanying notes to financial statements
                    are an integral part of these balance sheets.

                      FIRST CHURCH FINANCING CORPORATION

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                2000        1999         1998
Revenues:
Interest income                               $406,433    $452,573    $  718,518
Gain on liquidation of mortgage loans           18,511      23,301       117,371
Other income                                    11,075      12,495        26,851

    Total revenues                             436,019     488,369       862,740

Expenses:
Interest expense                               328,344     374,133       617,605
Amortization of deferred issuance costs         30,219      36,174       139,841
Servicing fees                                  15,142      17,027        27,867
Other                                           12,502      14,320        24,382

    Total expenses                             386,207     441,654       809,695

Income before income taxes                      49,812      46,715        53,045

Provision for income taxes                      19,900      16,200        21,000

    Net income                                $ 29,912    $ 30,515    $   32,045

                The accompanying notes to financial statements
                   are an integral part of these statements.

                      FIRST CHURCH FINANCING CORPORATION

                      STATEMENTS OF STOCKHOLDER'S EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


                                              Additional
                                     Common    Paid-In     Retained
                                     Stock     Capital     Earnings     Total
BALANCE, December 31, 1997           $1,000    $269,631    $144,825   $415,456

  Net income                              -           -      32,045     32,045

BALANCE, December 31, 1998            1,000     269,631     176,870    447,501

  Net income                              -           -      30,515     30,515

BALANCE, December 31, 1999            1,000     269,631     207,385    478,016

  Net income                              -           -      29,912     29,912

BALANCE, December 31, 2000           $1,000    $269,631    $237,297   $507,928


                The accompanying notes to financial statements
                   are an integral part of these statements.

                            FIRST CHURCH FINANCING CORPORATION

                                 STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                          2000       1999        1998
Cash flows from operating activities:
 Net income                                             $ 29,912   $ 30,515   $   32,045
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Gain on liquidation of mortgage loans                 (18,511)   (23,301)    (117,371)
   Amortization of discount on mortgage loans            (11,075)   (12,496)     (20,015)
   Amortization of deferred issuance costs                30,219     36,174      139,841
   Amortization of other deferred costs                        -          -        1,256
   Change in assets and liabilities:
    Decrease (Increase) in -
     Assets held by trustee                               16,796      8,259       46,076
     Accrued interest receivable                           6,816      6,167       31,003
     Tax refund due from Parent                           15,537    (17,708)      16,670
    Increase (Decrease) in -
     Accrued interest payable                            (23,384)   (10,802)     (87,413)
     Due to affiliate                                          -          -         (585)
     Accrued income taxes payable                              -       (329)         329

  Net cash provided by operating activities               46,310     16,479       41,836

Cash flows from investing activities:
 Proceeds from -
  Principal payments on mortgage loans                   888,624    809,942    4,034,080

  Net cash provided by investing activities              888,624    809,942    4,034,080

Cash flows from financing activities:
 Payments for -
  Repayment of note payable to affiliate                      -           -      (35,000)
  Redemption of mortgage-backed bonds                  (921,000)   (823,000)  (4,040,000)

  Net cash used in financing activities                (921,000)   (823,000)  (4,075,000)

Net increase in cash                                     13,934       3,421          916
Cash at beginning of period                               8,944       5,523        4,607
Cash at end of period                                  $ 22,878    $  8,944   $    5,523


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during the period                       $352,000    $385,000     $705,000
 Income taxes paid during the period                   $  4,000    $ 34,000     $  4,000


                      The accompanying notes to financial statements
                         are an integral part of these statements.

                    FIRST CHURCH FINANCING CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 and 1999

(1)   Organization

      First Church Financing Corporation (the "Company") is a limited purpose finance company. The Company was organized to facilitate the financing of mortgage loans on church properties. The Company is a wholly-owned subsidiary of The Ziegler Companies, Inc. (the "Parent").

(2)   Summary of Significant Accounting Policies

      Mortgage loans (the "Loans") are carried at face value less unamortized purchase discount. The purchase discount on the loans is amortized over the life of the mortgage-backed bonds (the "Bonds") using the bonds outstanding method which approximates the effective interest rate method. Deferred bond issuance costs consist of underwriting discounts and are also amortized over the life of the Bonds using the bonds outstanding method. To the extent that the Loans are prepaid and the Bonds are called earlier than their maturity dates, gains are recognized and amortization of deferred issuance costs is accelerated, respectively.

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

(4)   Mortgage-Backed Bonds

      The Bonds originally issued and outstanding at December 31, 2000, consist of the following:
                                                                Outstanding
                                                   Original      Principal
                         Date of      Stated       Principal       Amount
      Series   Rate       Bonds      Maturity       Amounts     at 12/31/00
         1     8.25%      3/1/93      3/10/08    $ 4,586,000     $  677,000
         2     8.75%      8/1/94      8/10/09      4,456,000      1,096,000
         3     8.00%     12/1/95     12/10/10      4,223,000      1,529,000
                                                 $13,265,000     $3,302,000

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

      The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for that series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions are made from unscheduled prepayments on the Loans, as such prepayments occur. Prepayments over and above the regular principal installments may be made by the mortgagor from borrowed and unborrowed funds on a monthly or quarterly basis.

      In the event of default on the Loans, the Series 1 Bonds are nonrecourse to the Company. The holders of the Series 1 Bonds may only look to the assets securing the Bonds. The Series 2 and 3 Bonds allow recourse against any assets of the Company that are not pledged to secure other series of Bonds.

(5)   Related Parties

      B. C. Ziegler and Company, also a wholly owned subsidiary of the Parent, was the sole underwriter for the Bonds issued by the Company. In its capacity as underwriter, B. C. Ziegler and Company received a fee for its services equal to four percent of the aggregate principal amount of the Bonds offered by the Company.

      Ziegler Financing Corporation, also a wholly owned subsidiary of the Parent, is the servicer for the Loans. In its capacity as servicer, Ziegler Financing Corporation is entitled to a monthly fee equal to .0292% of the average outstanding principal balance of the Loans during the preceding month.

(6)   Provision for Income Taxes

      The provision for income taxes for the years ended December 31, 2000, 1999 and 1998, consisted of the following:

                                               2000      1999      1998
        Current Federal                       $15,965   $12,510   $16,693
        Current state                           3,935     3,690     4,307

                 Total                        $19,900   $16,200   $21,000

      The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rates:

                                                 2000     1999      1998
        Statutory Federal income tax rate        34.0%     34.0%     34.0%
        State taxes on income, net of related
         Federal income tax effect                5.2       5.2       5.6
        Other                                      .8      (4.5)        -

                                                 40.0%     34.7%     39.6%

(7)   Fair Value of Financial Instruments

      The financial instruments of the Company are reported in the Balance Sheet at market or fair values, or at carrying amounts that approximate fair values because of the short maturity of the instruments, with the exception of the following financial instruments:

      Mortgage Loans

      The fair value of Mortgage Loans based on discounted cash flow analysis approximates $3,573,000 at December 31, 2000. At December 31, 1999 fair value approximated carrying value. The discount rates were based on the Company's current loan rates.

      Bonds Payable

      The fair value of Bonds Payable at December 31, 2000 approximates $3,106,000 which was determined based on current market rates offered on bonds with similar terms and maturities. At December 31, 1999 fair value approximated carrying value.

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