Form 10-Q
period 2001-03-31
FIRST CHURCH FINANCING CORP
filed 2001-05-15
CIK 863899

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2001

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

                            _____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )      No  (   )

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at March 31, 2001 was 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                  PART I

                     FIRST CHURCH FINANCING CORPORATION

                          CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                   March 31,   December 31,
                                                     2001         2000
ASSETS
  Cash and cash equivalents                       $   18,801    $   22,878
  Assets held by trustee                             142,314       199,548
  Accrued interest receivable                         24,258        27,881
  Mortgage loans held by trustee (net of
    purchase discount of $69,725 and
    $83,991, respectively)                         3,080,846     3,547,761
  Deferred issuance costs                             63,189        78,458
  Tax refund due from Parent                               -         2,171

    Total assets                                  $3,329,408    $3,878,697

LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable                        $   49,189    $   68,769
  Mortgage-backed bonds payable                    2,768,000     3,302,000
  Accrued income tax                                     529             -

    Total liabilities                              2,817,718     3,370,769

  Stockholder's equity
   Common stock, $1 par value;
   50,000 shares authorized
   1,000 shares issued and outstanding                 1,000         1,000
  Additional paid-in capital                         269,631       269,631
  Retained earnings                                  241,059       237,297

    Total stockholder's equity                       511,690       507,928

    Total liabilities and stockholder's equity    $3,329,408    $3,878,697


           The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                     FIRST CHURCH FINANCING CORPORATION

                       CONDENSED STATEMENTS OF INCOME
                                (Unaudited)


                                                 For the Three Months Ended
                                                  March 31,      March 31,
                                                    2001           2000
Revenues:
  Interest income                                  $77,048       $106,334
  Gain on liquidation of mortgage loans             12,197          1,993
  Other income                                       2,069          2,912

    Total revenues                                  91,314        111,239

Expenses:
  Interest expense                                  60,118         86,612
  Amortization of deferred issuance costs           15,269          5,547
  Servicing fees                                     2,921          3,937
  Other                                              6,544          4,379

    Total expenses                                  84,852        100,475

Income before income taxes                           6,462         10,764

Provision for income taxes                           2,700          4,300

    Net income                                     $ 3,762       $  6,464


          The accompanying notes to condensed financial statements are an integral part of these statements.

                     FIRST CHURCH FINANCING CORPORATION

                    CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the Three Months Ended
                                                    March 31,    March 31,
                                                      2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $  3,762     $  6,464
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on liquidation of mortgage loans           (12,197)      (1,993)
      Amortization of discount on mortgage loans       (2,069)      (2,912)
      Amortization of deferred issuance costs          15,269        5,547
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                       57,234       47,464
          Accrued interest receivable                   3,623          625
          Tax refund due from Parent                    2,171        4,300
        Increase (Decrease) in -
          Accrued interest payable                    (19,580)     (22,185)
          Accrued income taxes payable                    529            -

       Net cash provided by operating activities       48,742       37,310

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on mortgage
      loans                                           481,181       81,127

      Net cash provided by investing activities       481,181       81,127

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Redemption of mortgage-backed bonds              (534,000)    (121,000)

      Net cash used in financing activities          (534,000)    (121,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS              (4,077)      (2,563)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       22,878        8,944

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 18,801     $  6,381


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid during the period                  $ 80,000     $109,000
    Income taxes paid during the period              $      -     $      -


           The accompanying notes to condensed financial statements are an integral part of these statements.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                               March 31, 2001


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

Note B -- Mortgage-Backed Bonds

     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at March 31, 2001, consist of the following:
                                                           Outstanding
                                            Original        Principal
                    Date of     Stated      Principal        Amount
Series   Rate        Bonds      Maturity     Amounts       at 3/31/01
   1     8.25%       3/1/93     3/10/08    $ 4,586,000     $  608,000
   2     8.75%       8/1/94     8/10/09      4,456,000      1,042,000
   3     8.00%      12/1/95    12/10/10      4,223,000      1,118,000

                                           $13,265,000     $2,768,000

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

     The Bonds of any series may be redeemed in whole by the Company at such time as the aggregate principal amount of the outstanding Bonds for the series is 20% or less of the aggregate principal amount of the Bonds originally issued for that series. Redemptions will also be made from unscheduled prepayments on the Loans, if such prepayments should occur. Prepayments over and above the regular principal installments may be made by the mortgagor on a monthly or quarterly basis.

Note C -- Accounting Pronouncement

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company currently does not use derivative instruments, accordingly, there is no impact to the Company on adopting this statement.


                     MANAGEMENT'S NARRATIVE ANALYSIS OF
                          RESULTS OF OPERATIONS

                Results of Operations - Three Months Ended
                         March 31, 2001 and 2000

     The Company issued no new Bonds during the first quarter of 2001 or 2000, nor does the Company plan to issue bonds in the future. A total of $534,000 of Bonds were repaid during the first quarter of 2001 compared to $121,000 in the first quarter of 2000. The difference in Bond repayments during each of the quarters is primarily due to different prepayment amounts received on the underlying Loans.

     Revenues, consisting primarily of interest, were $91,000 in the first quarter of 2001 compared to $111,000 in the first quarter of 2000. Total expenses, consisting primarily of interest, were approximately $85,000 in the first quarter of 2001 compared to $100,000 in the first quarter of 2000. The decreases in revenues and expenses for the first three months of 2001 compared to the first three months of 2000 are due to loan repayments and bond redemptions during and between such periods. Net income for the first quarter of 2001 was approximately $3,800 compared to $6,500 in the first quarter of 2000.

     Each series of Bonds is structured in a manner such that funds received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were approximately $481,000 in the first quarter of 2001 compared to $81,000 in the first quarter of 2000. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. Servicing fees paid Ziegler Financing Corporation were approximately $3,000 in the first quarter of 2001 and $4,000 in the first quarter of 2000. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At March 31, 2001, there were $2,768,000 of Bonds outstanding collateralized by $3,151,000 of Loans at maturity value.

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

                         Expected Maturity Dates
                             (In US dollars)

ASSETS                   2001-2005    Thereafter     Total       Fair Value
Mortgage Loans (1)       $1,668,759   $1,481,812   $3,150,571    $3,180,000
  Weighted average
    interest rate                                    9.24%

LIABILITIES

Mortgage-Backed Bonds
  Payable                 1,630,000    1,138,000    2,768,000     2,694,000
    Weighted average
      interest rate                                  8.34%

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

                                   FIRST CHURCH FINANCING
                                   CORPORATION

Dated:  May 14, 2001               By /s/ Scott D. Rolfs
                                        Scott D. Rolfs
                                        President

Dated:  May 14, 2001               By  /s/ Jeffrey C. Vredenbregt
                                        Jeffrey C. Vredenbregt
                                        Secretary and Treasurer
1

5