Form 10-Q
period 2001-06-30
FIRST CHURCH FINANCING CORP
filed 2001-08-09
CIK 863899

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                          ______________________


  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at June 30, 2001 was 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                   PART I

                    FIRST CHURCH FINANCING CORPORATION

                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                  June 30,       December 31,
                                                   2001             2000
ASSETS
  Cash and cash equivalents                     $      140      $   22,878
  Assets held by trustee                           181,472         199,548
  Accrued interest receivable                       23,712          27,881
  Mortgage loans held by trustee
    (net of purchase discount of $66,169
    and $83,991, respectively)                   3,013,583       3,547,761
  Deferred issuance costs                           59,913          78,458
  Tax refund due from Parent                        12,747           2,171

      Total assets                              $3,291,567      $3,878,697

LIABILITIES AND STOCKHOLDER'S EQUITY
  Accrued interest payable                      $   61,783      $   68,769
  Mortgage-Backed bonds payable                  2,711,000       3,302,000
  Due to affiliate                                     875               -

      Total liabilities                          2,773,658       3,370,769

  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and outstanding            1,000           1,000
  Additional paid-in capital                       269,631         269,631
  Retained earnings                                247,278         237,297

      Total stockholder's equity                   517,909         507,928

      Total liabilities and
        stockholder's equity                    $3,291,567      $3,878,697


         The accompanying notes to condensed financial statements are an integral part of these balance sheets.

>PAGE>

                    FIRST CHURCH FINANCING CORPORATION

                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                  For the Three Months Ended
                                                    June 30,       June 30,
                                                      2001          2000

Revenues:
  Interest income                                   $73,918       $104,367
  Gain on liquidation of mortgage loans               1,533          1,986
  Other income                                        2,023          2,858

      Total revenues                                 77,474        109,211

Expenses:
  Interest expense                                   57,428         84,684
  Amortization of deferred issuance costs             3,277          4,596
  Servicing fees                                      2,739          3,865
  Other                                               3,511          1,750

      Total expenses                                 66,955         94,895

Income before income taxes                           10,519         14,316

Provision for income taxes                            4,300          5,700

      Net income                                    $ 6,219       $  8,616


         The accompanying notes to condensed financial statements are an integral part of these statements.

                     FIRST CHURCH FINANCING CORPORATION

                       CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                  For the Six Months Ended
                                                   June 30,       June 30,
                                                     2001          2000
Revenues:
  Interest income                                 $150,967       $210,700
  Gain on liquidation of mortgage loans             13,729          3,979
  Other income                                       4,092          5,770

      Total revenues                               168,788        220,449

Expenses:
  Interest expense                                 117,546        171,295
  Amortization of deferred issuance costs           18,545         10,143
  Servicing fees                                     5,660          7,801
  Other                                             10,056          6,129

      Total expenses                               151,807        195,368

Income before income taxes                          16,981         25,081

Provision for income taxes                           7,000         10,000

      Net income                                  $  9,981       $ 15,081

         The accompanying notes to condensed financial statements are an integral part of these statements.

                             FIRST CHURCH FINANCING CORPORATION

                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                            For the Six Months Ended
                                                             June 30,      June 30,
                                                               2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $  9,981       $ 15,081
  Adjustments to reconcile net income
    to net cash provided by (used in) operating
    activities:
      Gain on liquidation of mortgage loans                 (13,729)        (3,979)
      Amortization of discount on mortgage loans             (4,092)        (5,770)
      Amortization of deferred issuance costs                18,545         10,143
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                             18,076         (1,948)
          Accrued interest receivable                         4,169          1,263
          Tax refund due from Parent                        (10,576)         8,000
        Increase (Decrease) in -
          Accrued interest payable                           (6,986)        (4,195)
          Due to affiliate                                      875              -

    Net cash provided by operating activities                16,263         18,595

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from -
    Principal payments received on mortgage loans           551,999        164,141

    Net cash provided by investing activities               551,999        164,141

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments for -
    Repayment of mortgage-backed bonds                     (591,000)      (188,000)

    Net cash used in financing activities                  (591,000)      (188,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (22,738)        (5,264)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             22,878          8,944

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    140       $  3,680

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period                          $125,000       $176,000
  Income taxes paid during the period                      $ 18,000       $  2,000

                 The accompanying notes to condensed financial statements
                         are an integral part of these statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                               June 30, 2001


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

Note B -- Mortgage-Backed Bonds

     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at
June 30, 2001, consist of the following:
                                                               Outstanding
                                                                Principal
                                                Original         Amount
                      Date of      Stated       Principal          at
Series     Rate        Bonds      Maturity       Amounts         6/30/01
   1       8.25%      3/1/93      3/10/08      $ 4,586,000     $  608,000
   2       8.75%      8/1/94      8/10/09        4,456,000      1,042,000
   3       8.00%     12/1/95     12/10/10        4,223,000      1,061,000

                                               $13,265,000     $2,711,000

     The stated maturity is the date by which all Bonds will be fully paid. Mandatory redemptions will be made from principal payments on the Mortgage Loans (the "Loans") which serve as collateral for the Bonds. The Loans generally require regular installments of principal and interest based upon a 15-year amortization schedule. The receipt of principal payments will cause a substantial portion of the Bonds to have shorter maturities.

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

                     MANAGEMENT'S NARRATIVE ANALYSIS OF
                           RESULTS OF OPERATIONS

                Results of Operations - Three Months Ended
                          June 30, 2001 and 2000

      The Company issued no new Bonds during the second quarter of 2001 or 2000. A total of $57,000 of Bonds were repaid during the second quarter of 2001 compared to $67,000 in the second quarter of 2000. The difference in Bond repayments during each of the second quarter periods is primarily due to different prepayment amounts received on the Loans.

      Revenues, consisting primarily of interest, were approximately $77,000 in the second quarter of 2001 compared to $109,000 in the second quarter of 2000. Total expenses, consisting primarily of interest, were approximately $67,000 in the second quarter of 2001 compared to $95,000 in the second quarter of 2000. The decreases in revenues and expenses for the second quarter of 2001 compared to the second quarter of 2000 are due to loan repayments and bond redemptions during and between such periods. Net income for the second quarter of 2001 was approximately $6,000 compared to $9,000 in the second quarter of 2000.

                 Results of Operations - Six Months Ended
                          June 30, 2001 and 2000

      The Company issued no new series of Bonds in the first six months of 2001 or 2000. A total of $591,000 of Bonds were repaid during the first six months of 2001 compared to $188,000 in the first six months of 2000. The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.

      Revenues, consisting primarily of interest income, were approximately $169,000 in 2001 compared to $220,000 in 2000. Total expenses, consisting primarily of interest expense, were approximately $152,000 in 2001 compared to $195,000 in 2000. The decreases in revenues and expenses for the first six months of 2001 compared to the first six months of 2000 are due to loan repayments and bond redemptions during and between such periods. Net income for the first six months of 2001 was approximately $10,000 compared to $15,000 for the first six months of 2000.

      Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were approximately $552,000 in the first six months of 2001 compared to $164,000 in the first six months of 2000. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.0292% of the average outstanding principal balance of the Loans during the preceding month. At June 30, 2001, there were $2,711,000 of Bonds outstanding collateralized by approximately $3,080,000 of Loans at maturity value.

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

                              Expected Maturity Dates
                                  (In US dollars)
                               2001-2005   Thereafter    Total     Fair Value
ASSETS
Mortgage Loans (1)             $1,597,941  $1,481,812  $3,079,753  $3,135,000
  Weighted average
    interest rate                                           9.24%

LIABILITIES
Mortgage-Backed Bonds Payable   1,561,000   1,150,000   2,711,000   2,636,000
    Weighted average
      interest rate                                         8.34%

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

                                        FIRST CHURCH FINANCING CORPORATION



Dated:  August 9, 2001                  By /s/ Scott D. Rolfs
                                             Scott D. Rolfs
                                             President



Dated:  August 9, 2001                  By /s/ Jeffrey C. Vredenbregt
                                             Jeffrey C. Vredenbregt
                                             Secretary and Treasurer
6