Form 10-Q
period 2001-09-30
FIRST CHURCH FINANCING CORP
filed 2001-11-13
CIK 863899

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________


        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the registrant's Common Stock, par value $1.00 per share, at September 30, 2001 was 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

                       FIRST CHURCH FINANCING CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                September 30,  December 31,
                                                    2001          2000
ASSETS

  Cash and cash equivalents                    $   23,122      $   22,878
  Assets held by trustee                          132,482         199,548
  Accrued interest receivable                      18,850          27,881
  Mortgage loans held by trustee
   (net of purchase discount of
   $51,351 and $83,991, respectively)           2,402,635       3,547,761
  Deferred issuance costs                          44,868          78,458
  Tax refund due from Parent                        9,044           2,171

      Total assets                             $2,631,001      $3,878,697


LIABILITIES AND STOCKHOLDER'S EQUITY

  Accrued interest payable                     $   38,661      $   68,769
  Mortgage-Backed bonds payable                 2,069,000       3,302,000

      Total liabilities                         2,107,661       3,370,769


  Stockholder's equity
    Common stock, $1 par value;
      50,000 shares authorized
      1,000 shares issued and
      outstanding                                   1,000           1,000
  Additional paid-in capital                      269,631         269,631
  Retained earnings                               252,709         237,297

      Total stockholder's equity                  523,340         507,928

      Total liabilities and
        stockholder's equity                   $2,631,001      $3,878,697



          The accompanying notes to condensed financial statements are an integral part of these balance sheets.

                      FIRST CHURCH FINANCING CORPORATION

                       CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                             For the Three Months Ended
                                             September 30, September 30,
                                                  2001          2000
Revenues:
  Interest income                               $63,332       $103,099
  Gain on liquidation of mortgage loans          13,082          2,095
  Other income                                    1,736          2,801

      Total revenues                             78,150        107,995


Expenses:
  Interest expense                               48,944         82,671
  Amortization of deferred issuance
   costs                                         15,044          5,371
  Servicing fees                                  2,516          3,790
  Other                                           2,516          4,193

      Total expenses                             69,020         96,025

Income before income taxes                        9,130         11,970

Provision for income taxes                        3,700          4,800

        Net income                              $ 5,430       $  7,170



        The accompanying notes to condensed financial statements are an integral part of these statements.

                      FIRST CHURCH FINANCING CORPORATION

                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                For the Nine Months Ended
                                              September 30,   September 30,
                                                   2001           2000
Revenues:
  Interest income                               $214,299        $313,799
  Gain on liquidation of mortgage loans           26,811           6,073
  Other income                                     5,829           8,571

      Total revenues                             246,939         328,443



Expenses:
  Interest expense                               166,491         253,966
  Amortization of deferred issuance
   costs                                          33,590          15,514
  Servicing fees                                   8,175          11,591
  Other                                           12,571          10,322

      Total expenses                             220,827         291,393

Income before income taxes                        26,112          37,050

Provision for income taxes                        10,700          14,800

      Net income                                $ 15,412        $ 22,250



         The accompanying notes to condensed financial statements are an integral part of these statements.

                      FIRST CHURCH FINANCING CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Nine Months Ended
                                                     Sept. 30,     Sept. 30,
                                                       2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   15,412     $  22,250
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on liquidation of mortgage loans            (26,811)       (6,073)
      Amortization of discount on mortgage
        loans                                           (5,829)       (8,571)
      Amortization of deferred issuance
        costs                                           33,590        15,514
      Change in assets and liabilities:
        Decrease (Increase) in -
          Assets held by trustee                        67,066        63,659
          Accrued interest receivable                    9,031         1,953
          Tax refund due from Parent                    (6,873)       10,800
        Increase (Decrease) in -
          Accrued interest payable                     (30,108)      (25,223)

    Net cash provided by operating
      activities                                        55,478        74,309

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on mortgage
    loans                                            1,177,766       254,125

    Net cash provided by investing
      activities                                     1,177,766       254,125

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of mortgage-backed bonds               (1,233,000)     (314,000)

    Net cash used in financing activities           (1,233,000)     (314,000)

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                              244        14,434

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                22,878         8,944

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   23,122     $  23,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid during the period                 $  197,000     $ 279,000
    Income taxes paid during the period             $   18,000     $   4,000


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

Note B -- Mortgage-Backed Bonds

     Mortgage-Backed Bonds (the "Bonds") originally issued and outstanding at September 30, 2001, consist of the following:

                                                             Outstanding
                                                              Principal
                                                Original       Amount
                          Date of    Stated    Principal         at
Series        Rate         Bonds    Maturity    Amounts        9/30/01

  1          8.25%         3/1/93    3/10/08   $ 4,586,000   $  562,000
  2          8.75%         8/1/94    8/10/09     4,456,000      446,000
  3          8.00%        12/1/95   12/10/10     4,223,000    1,061,000

                                               $13,265,000   $2,069,000

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

                     MANAGEMENT'S NARRATIVE ANALYSIS OF
                          RESULTS OF OPERATIONS

                Results of Operations - Three Months Ended
                         September 30, 2001 and 2000

     The Company issued no new Bonds during the third quarter of 2001 or 2000. A total of $642,000 of Bonds were repaid during the third quarter of 2001 compared to $126,000 in the third quarter of 2000. The difference in Bond repayments during each of the third quarter periods is primarily due to different prepayment amounts received on the Loans.

     Revenues, consisting primarily of interest, were approximately $78,000 in the third quarter of 2001 compared to $108,000 in the third quarter of 2000. Total expenses, consisting primarily of interest, were approximately $69,000 in the third quarter of 2001 compared to $96,000 in the third quarter of 2000. The decreases in revenues and expenses for the third quarter of 2001 compared to the third quarter of 2000 are due to loan repayments and bond redemptions during and between such periods. Net income for the third quarter of 2001 was approximately $5,000 compared to $7,000 in the third quarter of 2000.

                Results of Operations - Nine Months Ended
                        September 30, 2001 and 2000

     The Company issued no new series of Bonds in the first nine months of 2001 or 2000. A total of $1,233,000 of Bonds were repaid during the first nine months of 2001 compared to $314,000 in the first nine months of 2000. The difference in Bond repayments during each period is primarily due to different prepayment amounts received on the Loans.

     Revenues, consisting primarily of interest income, were approximately $247,000 in 2001 compared to $328,000 in 2000. Total expenses, consisting primarily of interest expense, were approximately $221,000 in 2001 compared to $291,000 in 2000. The decreases in revenues and expenses for the first nine months of 2001 compared to the first nine months of 2000 are due to loan repayments and bond redemptions during and between such periods. Net income for the first nine months of 2001 was approximately $15,000 compared to $22,000 for the first nine months of 2000.

     Each series of Bonds is structured in a manner such that funds to be received from the Loans are sufficient to fund interest and principal payments on the Bonds as well as all other expenses of the Company. All payments of principal and interest on the Loans securing the Bonds have been received by the Company as scheduled. Principal payments received on the Loans were $1,178,000 in the first nine months of 2001 compared to $254,000 in the first nine months of 2000. Ziegler Financing Corporation, a related corporation, acts as servicer for the Loans for which it receives a fee. The fee is equal to 0.292% of the average outstanding principal balance of the Loans during the preceding month. At September 30, 2001, there were $2,069,000 of Bonds outstanding collateralized by $2,454,000 of Loans at maturity value.

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

                               Expected Maturity Dates
                                   (In US dollars)
ASSETS                    2001-2005   Thereafter    Total      Fair Value

Mortgage Loans (1)        $1,277,044  $1,176,942  $2,453,986   $2,497,000
  Weighted average
    interest rate                                      9.18%

LIABILITIES

Mortgage-Backed Bonds
  Payable                 $1,247,000  $  822,000  $2,069,000   $2,016,000
    Weighted average
      interest rate                                    8.23%

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

                                FIRST CHURCH FINANCING CORPORATION

Dated:  November 9, 2001         By /s/ Scott D. Rolfs
                                      Scott D. Rolfs
                                      President


Dated:  November 9, 2001         By /s/ Jeffrey C. Vredenbregt
                                      Jeffrey C. Vredenbregt
                                      Secretary and Treasurer

1

1